Form 10QSB
period 1999-09-30
ASIA PACIFIC ENTERPRISES INC
filed 1999-11-15
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-QSB

  (Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended     September  30,  1999
                                            --------------------

[ ]  Transition  report  under  Section  13  or  15(d)  of  the  Exchange  Act

     For the transition period from __________________ to ____________________

     Commission  file  number          0-27043
                                       -------

                                 E-VIDEOTV,  INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Delaware                                         51-0389325
                --------                                         ----------
     (State or Other Jurisdiction of                            IRS Employer
     Incorporation  or Organization)                         Identification No.)


          8360  East  Via  de  Ventura,  Building  L-200,  Scottsdale, AZ  85258
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                   480-905-5838
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                        ASIA  PACIFIC  ENTERPRISES,  INC.
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No  X
    ---        ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes         No  X
    ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State  the  number of shares outstanding of each of the issuer's classes of
common  shares,  as  of  the  latest  practicable  date:          15,588,359
                                                                  ----------

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes         No  X
    ---        ---

                                E-VIDEOTV, INC.
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

PART  I  FINANCIAL  INFORMATION                                                2

   Item  1.     Financial  Statements.                                         2

   Item  2.     Management's Discussion and Analysis and Plan of Operation.   12

PART  II  OTHER  INFORMATION                                                  13

   Item  1.     Legal  Proceedings.                                           13

   Item  2.     Changes  in  Securities.                                      13

   Item  3.     Defaults  Upon  Senior  Securities.                           13

   Item  4.     Submission  of  Matters  to  a  Vote  of  Security Holders.   13

   Item  5.     Other  Information.                                           13

   Item  6.     Exhibits  and  Reports  on  Form  8-K.                        13

SIGNATURES                                                                    14


                                                    PART I
                                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The following financial statements are included as part of this quarterly report:

Unaudited Consolidated Balance Sheet at September 30, 1999. . . . . . . . . . . . . . .       3
Unaudited Consolidated Statement of Operations for the quarter ended September 30, 1999

and for the period from inception, March 5, 1999, to September 30, 1999 . . . . . . . .       4
Unaudited Consolidated Statement of Cash Flows for the period from inception, March 5,

1999, to September 30, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5
Unaudited Consolidated Statement of Shareholders' Equity for the period from inception,

March 5, 1999, to September 30, 1999. . . . . . . . . . . . . . . . . . . . . . . . . .       6

Unaudited Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . .       7

Unaudited Pro-forma Consolidated Statement of Operations for the nine months ended
September 30, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  BALANCE  SHEET
SEPTEMBER  30,  1999
UNAUDITED

U.S. DOLLARS
                                                            $
ASSETS
CURRENT ASSETS
Cash                                                           423,894
Prepaid expenses                                                14,003
                                                            -----------

TOTAL CURRENT ASSETS                                           437,897

TECHNOLOGY ACQUISITION COSTS (note 4)                          315,001

OFFICE EQUIPMENT                                                 5,452

COMPUTER SOFTWARE DEVELOPMENT COSTS                            182,782
                                                            -----------

TOTAL ASSETS                                                   941,132
                                                            ===========

LIABILITIES
CURRENT LIABILITIES
Accounts payable                                               104,995
                                                            -----------

SHAREHOLDERS' EQUITY
SHARE CAPITAL (notes 3 and 5)
Authorized
- 30,000,000 shares of common stock, $0.0001 par value
-  5,000,000 shares of preferred stock, $0.0001 par value
Issued and outstanding
- 15,588,359 common shares                                       1,559
Additional paid in capital                                   1,087,282
                                                            -----------

TOTAL SHARE CAPITAL                                          1,088,841

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE              (252,704)
                                                            -----------

NET SHAREHOLDERS' EQUITY                                       836,137
                                                            -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     941,132
                                                            ===========

CONTINUANCE OF OPERATONS (NOTE 1)

    The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  STATEMENT  OF  OPERATIONS
UNAUDITED
U.S.  DOLLARS

                                                           QUARTER         INCEPTION,
                                                            ENDED        MARCH 5, 1999,
                                                        SEPTEMBER 30,   TO SEPTEMBER 30,
                                                             1999             1999
                                                              $                 $
GENERAL AND ADMINISTRATIVE EXPENSES
Corporate promotion                                             23,490             24,535
General corporate expenses                                      35,886             37,185
Management and consulting fees                                  79,633             87,106
Professional fees                                               79,201             80,901
Rent                                                            10,691             11,525
Travel                                                          16,878             18,311
                                                        --------------  -----------------

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                      245,779            259,563

INTEREST INCOME                                                  6,171              6,859
                                                        --------------  -----------------

NET LOSS FOR THE PERIOD                                        239,608            252,704
                                                        ==============  =================

Weighted Average Number of Shares Outstanding (note 5)       8,620,343          4,083,320
                                                        --------------  -----------------

NET LOSS PER SHARE                                                0.03               0.06
                                                        ==============  =================

    The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
INCEPTION,  MARCH  5,  1999,  TO  SEPTEMBER  30,  1999
UNAUDITED
U.S.  DOLLARS

                                                                                      $
OPERATING ACTIVITIES
Net loss for the period                                                                 (252,704)
Adjustments to reconcile net loss to net cash used in operating activities:
- accounts receivable and prepaid expenses                                                (1,399)
- accounts payable                                                                        72,765
                                                                                      -----------

NET CASH USED IN OPERATING ACTIVITIES                                                   (181,338)
                                                                                      -----------

FINANCING ACTIVITIES
Proceeds from sale of common shares                                                            1
Loans from parent company prior to acquisition                                           115,000
Cash acquired on acquisition of parent company                                         1,001,481
Re-payment of note payable                                                              (200,000)
Financing costs                                                                           (8,015)
                                                                                      -----------

TOTAL CASH FLOW FROM FINANCING ACTIVITIES                                                908,467
                                                                                      -----------

INVESTING ACTIVITIES
Technology rights                                                                       (115,001)
Office equipment                                                                          (5,452)
Computer software development costs                                                     (182,782)
                                                                                      -----------

TOTAL CASH USED IN INVESTING ACTIVITIES                                                 (303,235)
                                                                                      -----------

INCREASE IN CASH DURING THE PERIOD AND CASH AT THE END OF THE PERIOD                      423,894
                                                                                          =======

NON-CASH ACTIVITIES NOT INCLUDED IN CASH FLOWS
Acquisition of technology rights through note payable                                    200,000
Cancellation of loans from parent company on acquisition                                 115,000

    The accompanying notes are an integral part of these consolidated financial statements.



E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
INCEPTION,  MARCH  5,  1999,  TO  SEPTEMBER  30,  1999
UNAUDITED
U.S.  DOLLARS

                                                            ADDITIONAL                      TOTAL
                                         NUMBER      PAR      PAID IN                    SHAREHOLDERS'
                                        OF SHARES   VALUE     CAPITAL        DEFICIT        EQUITY
                                                      $          $              $              $
Issuance of shares for cash on
incorporation                                    1       1           -                -           1

Adjustment for change in share
structure resulting from acquisition
of eVideo U.S.A., Inc.                   6,623,015     661        (661)               -           -

Shares outstanding at date of
acquisition of eVideo U.S.A., Inc.,
previously issued for cash, net of
issue costs (note 3)                     8,965,343     897   1,095,958                -   1,096,855

Financing costs                                  -       -      (8,015)               -      (8,015)

Net loss, inception to
September 30, 1999                               -       -           -         (252,704)   (252,704)
                                       -----------  ------  -----------  ---------------  ----------

Balance, September 30, 1999             15,588,359   1,559   1,087,282         (252,704)    836,137
                                       ===========  ======  ===========  ===============  ==========

    The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  1999
UNAUDITED
U.S.  DOLLARS

1.     BASIS  OF  PRESENTATION

While the information presented in these interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to the fair presentation of the interim periods reported.

The Company changed its name from Asia Pacific Enterprises, Inc. to e-VideoTV, Inc. on August 5, 1999. The Company is developing an electronic video distribution system and has not commenced commercial operations.

The ability of the Company to continue as a going concern is dependent upon its ability to raise substantial amounts of equity for use in developing its intended business and its administrative activities. While management believes that the Company will be able to raise sufficient funds through the sale of equity or debt securities, there is no assurance that sufficient funds will be raised.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The principal area requiring the use of management estimates is the determination of the appropriate carrying values for the Company's investments in technology and software. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES - Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of acquisition or issue. Revenues and expenses are translated at the rates in effect at the time of the transaction. Exchange gains or losses arising on translation are included in net income or loss for the period.

FINANCIAL INSTRUMENTS - The company has various financial instruments, including cash and payables. The carrying values of these financial instruments approximate their fair values.

COMPUTER SOFTWARE DEVELOPMENT COSTS - The Company has capitalized the costs of developing its computer software. Once the software has been fully developed and implemented, its cost will be amortized over its estimated economic life.

TECHNOLOGY ACQUISITION COSTS - The costs incurred to acquire the Company's technology have been capitalized and will be amortized over its estimated economic life upon commencement of commercial operations.

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  1999
UNAUDITED
U.S.  DOLLARS

3.     BUSINESS  COMBINATION

On June 23, 1999, the Company acquired all of the outstanding shares of eVideo U.S.A., Inc. in exchange for the issuance of 6,623,016 shares of common stock and a commitment to issue an additional one and one-half shares of common stock for every share the Company issues in raising $3,900,000 after June 23, 1999. This business combination has been accounted for as an acquisition of the Company by eVideo U.S.A., Inc. Accordingly, these consolidated financial statements combine the operations of eVideo U.S.A., Inc. since its incorporation on March 5, 1999 and the operations of e-VideoTV, Inc. since the date of acquisition, June 23, 1999. All intercompany transactions and balances have been eliminated.

At the date of acquisition, the net tangible assets of e-VideoTV, Inc. acquired were:

     Cash                                                 $  1,001,481
     Other  current  assets                                     12,604
     Advances  to  eVideo  U.S.A.,  Inc.                       115,000
     Current  liabilities                                      (32,230)
                                                         --------------

     Value assigned to 8,965,343 shares outstanding
     at  date  of  acquisition                           $   1,096,855
                                                         =============

4.     TECHNOLOGY  ACQUISITION  COSTS

The costs include $300,001 that the company paid to a company controlled by the president of the Company for the right to distribute video movies and games electronically in the United States of America in accordance with a business plan developed by the Company's president. The purchase price for this technology was negotiated at arm's length with the Company prior to the acquisition of eVideo U.S.A., Inc.

5.     SHARE  CAPITAL

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  1999
UNAUDITED
U.S.  DOLLARS

5.     SHARE  CAPITAL  (CONTINUED)


Warrants are outstanding that entitle their holder to purchase up to 307,693 shares of common stock at $3.25 per share until May 25, 2000.

All of the shares issued for the acquisition of eVideo U.S.A., Inc. are or will be held in escrow. These shares will be released on the basis of the company achieving certain milestones according to the following schedule:
Portion  released     Conditions  for  release
-----------------     ------------------------

25%                   when  all  of  the  following  are  achieved:
                      - the Company demonstrates an operational prototype digital set-top box,
                      - the Company has entered into written agreements with manufacturers to produce a total of 15,000 set-top boxes per month,
                      - a formal license to use video copyright protection technology has been entered into, and
                      - a distribution agreement has been entered into with a motion picture studio in respect of a substantial portfolio of video movies.

25%                   when  all  of  the  following  are  achieved:
                      - a recognized Chief Executive Officer has been successfully recruited by the Company,
                      - a successful file server beta testing with video files has been developed,
                      - a distribution agreement with a cable company has been entered into, and
                      -     a  head-end  communication  test  has  been
                           successfully  completed.

25% when the Company first generates gross annual revenues of $5,000,000.

25% when the Company first generates gross annual revenues of $500,000,000.

All  shares           if the  Company  declares a dividend of at least $2.00 per
remaining  in         common  share  by  June  23,  2001.
escrow, if any

All  shares           if the Company successfully completes a public offering
remaining  in         that raises  more  than $20,000,000  with  less than 30%
escrow, if any        dilution to the shareholders existing  just  before
                      completing  the  offering.

All  shares           if  a successful takeover for a majority of the issued and
remaining  in         outstanding  common  shares  of  the Company is completed.
escrow, if any

All shares            if the Company's common shares have a publicly quoted
remaining  in         market price  of  over  $15.00  per  share  for more than
escrow, if any        20 consecutive trading days.


Any shares that have not been released from escrow by June 23, 2004 will be cancelled.

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  1999
UNAUDITED
U.S.  DOLLARS

An additional 345,000 shares of common stock are held in escrow and will be released at the rate of 1 share for each $11.30 in equity financing that the Company raises after September 30, 1999. Any shares remaining in escrow will be cancelled 46 days after the earlier of:

     -     the  Company  demonstrating  an  operational  set-top  box,  and
     - the Company entering into an exclusive formal license to use video copyright protection technology.

All shares held in escrow have been excluded from the calculation of the weighted average number of shares outstanding.

6.     RELATED  PARTY  TRANSACTIONS

Pursuant to a management agreement effective for two years commencing June 21, 1999, the Company has committed to pay $15,000 per month to a company controlled by the president of the Company for the services of the president and a project manager. $50,000 was paid for the period from inception to September 30, 1999.

Consulting fees of $76,085 and rent of $20,742 have been paid to other companies that employ other directors and officers of the Company.

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

PRO-FORMA  CONSOLIDATED  STATEMENT  OF  OPERATIONS
NINE  MONTHS  ENDED  SEPTEMBER  30,  1999
UNAUDITED
U.S.  DOLLARS


This unaudited pro-forma consolidated statement of operations has been prepared to demonstrate the results of operations of the Company as if the acquisition of eVideo U.S.A., Inc. had occurred on January 1, 1999. A pro-forma statement of operations for the year ended December 31, 1998 has not been presented as eVideo U.S.A., Inc. did not exist in 1998. The pro-forma results of operations are not necessarily indicative of future financial results.

                                                  EVIDEO
                                     E-VIDEOTV,    U.S.A.     PROFORMA
                                        INC.        INC.    CONSOLIDATED
                                          $          $            $
GENERAL AND ADMINISTRATIVE EXPENSES

Corporate promotion                       27,787         -         27,787
General corporate expenses                19,114    21,926         41,040
Management and consulting fees            76,085    50,000        126,085
Professional fees                         26,237    66,669         92,906
Rent                                      20,742         -         20,742
Travel                                    15,254    10,114         25,368
                                     -----------  --------  -------------

TOTAL GENERAL AND ADMINISTRATIVE
EXPENSES                                 185,219   148,709        333,928

INTEREST INCOME                           10,373         -         10,373
                                     -----------  --------  -------------

NET LOSS FOR THE PERIOD                  174,846   148,709        323,555
                                     ===========  ========  =============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                                           8,620,343
                                                            -------------

NET LOSS PER SHARE                                                   0.04
                                                            =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION. The Company is in the process of developing the systems required to operate the eVideo business. The Company has completed a laboratory based test of the systems concept and is running initial demonstrations through a web enabled database, fileserver and mock set-top box. The Company is in negotiations for an up-link facility to enable communications to cable company distribution networks.
At September 30, 1999 the Company had cash on hand of approximately $424,000. The Company anticipates that it will need a total of $5,000,000 in additional capital to complete the development of its eVideo business. The Company expects to raise these funds through the sale of its equity capital. The Company's development schedule will be delayed unless the capital required by the Company is available when needed.

Capital expenditures are estimated at $2,000,000 for the period from October 1, 1999 to September 30, 2000. These expenditures include:

-     expanding  the  Scottsdale  head  office  facilities,
-     establishing  a  Los  Angeles  office,
-     establishing  field  support  offices  and  cable  support  offices,
-     acquiring  a  data  communications  and  up-link  system,
-     determining  final  specifications and quality controls for set-top boxes,
-     acquiring  set-top  box  units  for  beta  testing,
-     communications  systems  testing,
-     acquiring  main  database  computers  and video file server computers, and
-     acquiring  operating  systems  software.

Operating expenses during the development stage are estimated at $3,000,000 for the period from October 1, 1999 to September 30, 2000. These expenses include:

-     salaries,  consulting  fees  and  other  personnel  costs,
-     office  supplies  and  services,
-     travel,
-     advertising  and  marketing,
-     license  fees,
-     professional  fees,  and
-     contingency  funds.

                                     PART II
                                OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

There  are  no  reportable  legal  proceedings.

ITEM  2.     CHANGES  IN  SECURITIES.

There  are  no  changes  in  the  Company's  securities.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

There  have  been  no  defaults  upon  senior  securities.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

On July 24, 1999 a majority of the shareholders of the Company approved an amendment to the Company's certificate of incorporation that changed the name of the Company to "e-VideoTV, Inc."

ITEM  5.     OTHER  INFORMATION.

The  Company  has  no  other  information  to  report.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits.

The  following  exhibits  are  filed  as  part  of  this  report.

Exhibit 3   Articles of Incorporation, as amended on August 5, 1999      page 15

Exhibit 10  Amendment dated September 1, 1999 to the agreement dated
            June 8, 1999  between  the  Company,  eVideo  U.S.A.,
            Inc.,  eVideo  International Inc.,  Roy  B.  Bennett  &
            Associates  Ltd.  and  Roy  B.  Bennett                     page 16

Exhibit 27  Financial  Data  Schedule                                   page  20

(b)     Reports  on  Form  8-K.

The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                        E-VIDEOTV,  INC.

Date  November 12, 1999                 By   /s/ Roy  B.  Bennett
      -----------------                 --------------------------------------
                                        Roy  B.  Bennett
                                        President  (Chief  Executive  Officer)

Date  November 12, 1999                 By   /s/ Owen  Granger
      -----------------                 --------------------------------------
                                        Owen  Granger
                                        Secretary/Treasurer
                                        (Chief  Financial  Officer)