Form 10KSB
period 1999-12-31
ASIA PACIFIC ENTERPRISES INC
filed 2000-03-30
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-KSB
     (Mark  One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act  of
    1934 For  the  fiscal  year  ended        December  31,  1999
                                              -------------------
[ ] Transition  report  under  Section  13  or  15(d)  of  the Exchange Act

    For  the  transition  period  from           to
                                      -----------  ------------
    Commission  file  number     0-27043
                                 -------

                               E-VIDEOTV,  INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

           Delaware                                     51-0389325
           --------                                     ----------
(State  or  Other  Jurisdiction  of                    IRS  Employer
Incorporation  or  Organization)                    Identification  No.)

    8360  East  Via  de  Ventura,  Building  L-200,  Scottsdale,  AZ  85258
    -----------------------------------------------------------------------
                (Address  of  Principal  Executive  Offices)

                                 480-905-5838
                                 ------------
     (Issuer's  Telephone  Number,  Including  Area  Code)

     Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

                                                  Name  Of  Each  Exchange
      Title  Of  Each  Class                         On  Which  Registered
     ----------------------                          ---------------------

     ----------------------                          ---------------------

     ----------------------                          ---------------------

     Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

               Common  stock,  par  value  $0.0001  per  share
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X]                    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State  issuer's  revenues  for  its  most  recent  fiscal  year.          $8,858
                                                                          ------

     State the aggregate market value of the voting and non-voting common equity Held by non-affiliates computed by reference to the price at which the common Equity was sold or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     $47,095,313                  As  of                   March  27,  2000
     -----------                                           ----------------

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes [ ]                    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date:

     16,757,072                   As  of                 March  27,  2000
     ----------                                          ----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

     Transitional  Small  Business  Disclosure  Format  (check  one):

     Yes [ ]                    No [X]

TABLE  OF  CONTENTS

PART I . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . .    4
  Item 1.    Description of Business. . . . . . . . . . . . . . . . . . . . .  4
  Item 2.    Description of Property  . . . . . . . . . . . . . . . . . . . .  8
  Item 3.    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  9
  Item 4.    Submission of Matters to a Vote of Security Holders. . . . . . .  9

PART II . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . .  10
  Item 5.    Market for Common Equity and Related Stockholder Matters.. . . . 10
  Item 6.    Management's Discussion and Analysis and Plan of Operation.. . . 10
  Item 7.    Financial Statements . . . . . . . . . . . . . . . . . . . . . . 12
  Item 8.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure . . . . . . . . . . . . . . . . . . . .   24

PART III. . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . .  25
  Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act . . . . . . .   25
  Item 10.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . 27
  Item 11.    Security Ownership of Certain Beneficial Owners and Management. 28
  Item 12.    Certain Relationships and Related Transactions. . . . . . . . . 29
  Item 13.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 30

SIGNATURES . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . 31

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

GENERAL  DEVELOPMENT  OF  THE  BUSINESS

The Company was incorporated in Delaware on July 25, 1997 under the name Oro Rico Mining Corporation. On August 25, 1997, ORM, Inc., an inactive company incorporated in Colorado on July 25, 1997, was merged into the Company. The name of the Company was changed to Asia Pacific Enterprises, Inc. on October 16, 1997. On June 23, 1999, the Company acquired eVideo U.S.A., Inc. by issuing 6,623,016 of its common shares to eVideo International, Inc. On August 6, 1999 the Company changed its name to e-VideoTV, Inc.

Unless otherwise indicated, all references to the Company include the operations of the Company and its wholly-owned subsidiary, eVideo U.S.A., Inc.

The planned business of the Company is to develop and operate an electronic video delivery system in the United States. Digitally compressed video movies will be delivered on request to "set-top boxes" connected to the televisions of individual cable or satellite subscribers. The set-top box will permit the movie to be viewed with full pause, rewind, fast forward and playback controls, any number of times within a set period of time (such as within 48 hours) after which it will be erased.The Company's system will be designed to provide all of the advantages of video movie rentals without requiring the customer to visit a store to pick-up or return a video cassette. The customer will be able to order the video in any one of three ways:

-     by  telephone,

-     by  the cable television network, using the set-top box and television, or

-     from  the  Company's  internet  web-site.

Following receipt of a customer's order, the Company will deliver the video electronically via high capacity cable or satellite to the customer via the address of the customer's set-top box and the address of all other customers' set-top boxes who have ordered the same video. The cable or satellite television provider then broadcasts the video and addresses. The set-top boxes whose addresses match the broadcasted addresses will record the video and then alert the customer that the video has been received.

The Company's system will compete directly with video rental outlets but will compliment Video-On-Demand services currently provided by satellite and cablevision companies. The Company believes its system will be superior to video rental outlets because its customers will not have to visit a video store or return videos. The Company believes its system will be superior to current Video-On-Demand services because its system will permit full VCR playback and rewind controls, lets the viewer decide when to watch the video, and, because of the system's fast delivery time of ten minutes for a two-hour movie, allows cable and satellite providers to supply a greater variety of videos.

The Company's principal suppliers will be the owners of movie and video rights. Other significant alliances will be providers of high-speed, long-distance telephone communications and computer hardware and software distributors.

Roy B. Bennett, the Company's President, developed the business plan for the Company's video delivery system and transferred the world-wide rights in the business plan to eVideo International, Inc., a company which he controlled. On March 5, 1999 eVideo International, Inc. incorporated eVideo U.S.A., Inc. in Nevada. eVideo International, Inc. then transferred the U.S. rights to the business plan to eVideo U.S.A., Inc. for $300,000. The funds for the payment of the $300,000 were supplied by the Company to eVideo U.S.A., Inc. prior to and at the closing of the acquisition of eVideo U.S.A., Inc. by the Company. On June

23, 1999, the Company acquired eVideo U.S.A., Inc. At the same time that the Company acquired eVideo U.S.A., Inc., creditors of eVideo International, Inc. purchased 2,730,000 shares of already issued common stock of the Company from other shareholders of the Company.

One of eVideo U.S.A., Inc.'s primary assets at the time of the acquisition was an option to acquire an exclusive license from Macrovision Corporation to use certain technology which prevents a video from being copied onto a VCR tape or other device.

The Company paid $30,000 in option fees to December 31, 1999 to maintain the option and, after December 31, 1999, paid an additional option fee of $15,000 and $400,000 to exercise the option and acquire the license. The Company also issued 502,713 shares of its common stock to the licensor, which represents 3% of the Company's outstanding common shares, and agreed to issue the licensor 3 shares for each 97 shares the Company subsequently issues to third parties.

The rights to the technology are limited to the electronic transmission and recording of videos in the United States by means that deliver the video in significantly less time than its normal running time, and to subsequent playback of the video at normal speed for viewing.

The license to the Macrovision technology is an important aspect of the Company's business plan as distributors of motion pictures, videos and similar entertainment will not allow the Company to distribute newly released product without the copy-protection features provided by the Macrovision technology. The Company's license is exclusive, which prevents competitors of the Company from offering Macrovision copy protection on videos distributed electronically in less than real time.

The license is for a five year term ending January 31, 2005 and may be extended until January 31, 2010. A usage royalty of 1% of the gross pay-per-view transaction fees charged to viewers is payable to the licensor. Minimum annual royalties of $250,000 are due each January 31 from 2001 until 2004, and, if the license is extended, of $350,000 each January 31 from 2005 until 2009. Each minimum royalty paid may be applied against usage royalties incurred during the following twelve months. The $400,000 initial license fee may be applied against usage royalties incurred by January 31, 2001.

The license will become non-exclusive if the Company does not generate a one-month usage royalty of $1,000 by January 31, 2001, or if the Company's e-Video transmission business does not generate in excess of $250,000,000 in gross revenues in the United States in the fourth full year of operation following the month it first generates a usage royalty of $1,000.

The Company has the option of extending the license to other countries, subject to certain restrictions, upon payment of initial license fees ranging from $25,000 to $150,000 per country.

All of the shares issued to eVideo International, Inc. for the acquisition of eVideo U.S.A., Inc. are held in escrow. Portions of the shares will be released to eVideo International, Inc. on the basis of the Company achieving certain milestones, according to the following schedule.

25%  of  the  shares  will  be  released when all of the following are achieved:

- a formal license to use video copyright protection technology has been entered into, and

- an agreement has been entered into with a motion picture studio for the distribution of movies by means of the Company's system,

25%  of  the  shares  will  be  released when all of the following are achieved:

- a recognized Chief Executive Officer has been successfully recruited by the Company,

-     a successful file server beta testing with video files has been developed,

-     a  distribution  agreement with a cable company has been entered into, and

- a communication test between a cable company and a cable customer has been successfully completed.

50% of the shares will be released when the Company first generates gross annual revenues of $1,000,000.

All shares remaining in escrow, if any, will be released if one of the following events occurs:

- the Company declares a dividend of at least $2.00 per common share by June 23, 2001.

- the Company successfully completes a public offering that raises more than $10,000,000.

- if a successful takeover for a majority of the issued and outstanding common shares of the Company is completed.

- if the Company's common shares have a publicly quoted market price of over $10.00 per share for more than 20 consecutive trading days.

Any shares that have not been released from escrow by June 23, 2004 will be cancelled.

At the present time, the Company is in the development stage, does not have any customers, and has not earned any revenues from its proposed operations. The Company currently has three full-time employees, its president, its chief financial officer and a project manager. All employees are based in Scottsdale, Arizona. The Company expects to expand its workforce to 12 persons by July 2000 and to 30 persons by December 2000 as operations expand.

RISK  FACTORS

An investment in stock of the Company is highly speculative, involves a high degree of risk, and should not be made by any person who cannot afford the loss of the entire investment. The following factors should be considered carefully in evaluating the Company and its business.

Lack  of  Prior  Operations  and  Experience

The Company is a development stage company, has no revenues from operations and, except for the services of its officers and directors and the cash on hand, has no other significant tangible assets. Accordingly, there can be no assurance that the Company will operate at a profitable level. The Company's proposed business involves the electronic delivery of videos on a faster than real-time basis. Future development and operating results will depend on many factors, including the initial completion of a developed product, the demand for the Company's product, the level of product and price competition, the Company's success in establishing and expanding distribution channels, and the Company's ability to develop and market new products and control costs. In addition, the Company's future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the video distribution industry, which is characterized by intense competition, rapid technological change, and significant regulation.
Acceptance  of  Company's  Technology;  Creation  of  New  Market

There can be no assurance that the Company's proposed video delivery system will be able to function in the manner contemplated by the Company or that the Company's video delivery system will be accepted by cable and satellite television customers. Although the Company believes that there will be a large market for its proposed video delivery system, there can be no assurance that such a market will develop, or how quickly such development may occur. The Company currently is concentrating its efforts solely on the electronic distribution of videos and will be dependent upon the successful development of this business to generate revenues. Accordingly, for the foreseeable future, the Company's success will depend upon the development and marketing of its electronic video distribution system.

Additional  Financing  Required  -  Dilution  to  Present  Shareholders

The Company does not have sufficient funds to complete the development of its business operating systems, reach full commercial distribution of its products and be competitive in the industry. The Company's capital requirements will depend on a variety of factors, including the progress of systems development, the acquisition of rights to distribute videos, negotiations with cable and satellite television providers to use their distribution networks and market acceptance of and demand for its service. The timing and amount of such capital requirements cannot be accurately predicted. There is no assurance that additional funds will be available from any source when needed by the Company. If additional funds are not available, the Company may not be able to continue in business.

In order to raise additional capital, the Company may issue additional shares of common stock at prices which will be determined by the Company's Board of Directors. The issuance of any such shares may result in a reduction of the net book value per share or market price of the outstanding shares of the Company's common stock, and will reduce proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in control of the Company.

A critical factor in the Company's ability to market its video movies will be developing and funding the cost of producing a new digital set-top box with e-VideoTV specifications for cable and satellite TV subscribers. A digital set-top box capable of receiving and storing videos is estimated to cost $600. Each subscriber will require a digital set-top box in order to receive the Company's videos. The Company's business plan contemplates that the costs associated with manufacturing the set-top boxes will be financed by cable and satellite television distributors. Critical factors include acceptance by both distributors and set-top box manufacturers to include e-VideoTV specifications in their future operations to enable the Company to provide its services to their customers.

Stock  Options

The Company has, subject to shareholder approval, adopted a stock option plan that sets aside 5,000,000 shares of the Company's common stock for issuance upon the exercise of stock options. No stock options have been granted yet under the stock option plan. The issuance of options under the stock option plan could adversely affect the market price of the Company's common stock and could impair the Company's ability to raise additional capital through the sale of its equity securities or debt financing. Exercise of any such options will result in dilution to the proportional interests of shareholders of the Company at the time of exercise and, to the extent that the exercise price is less than the book value of the common stock at that time, to the book value per share of the common stock.

No  Dividends

The Company never has paid and does not anticipate paying dividends on its common stock in the foreseeable future. Retained earnings, if any, will be utilized for the operation and expansion of the Company's business.

Limited  Public  Market  for  Common  Stock

The Company's common stock is traded in the over-the-counter market. An investment in the Company's common stock should be considered highly illiquid, and there can be no assurance that a market for the Company's common stock will continue.

Penny  Stock  Regulation

The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ National Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements often have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. The Company's common stock is subject to the penny stock rules, and accordingly, owners of the Company's common stock may find it difficult or impossible to sell their shares.

Need  for  Experienced  Management  and  Key  Employees

The Company is dependent upon the services of a few key management and technical personnel. The loss of any one of their services, or an inability to recruit and retain additional qualified personnel, could have a material adverse effect on the Company.

Substantial  Competition

The electronic video distribution industry is characterized by rapidly evolving technology and intense competition. The Company will be at a disadvantage with other companies having larger technical staffs, established market shares and greater financial and operational resources than the Company. There can be no assurance that the Company will be able to compete successfully. Most of the Company's competitors have substantially greater capital resources, name recognition and expertise in research, development, distribution and marketing. There can be no assurance that the Company's competitors will not succeed in developing products, or competing technologies that are more effective or more effectively marketed than products marketed by the Company or that render the Company's technology obsolete.

Dependence  on  Third  Parties

The Company will rely on third parties for the supply of the video movies that it proposes to distribute. In addition, the Company will rely upon cable operators to distribute its videos to cable subscribers. There can be no assurance that the Company will be able to acquire the rights required for the distribution of these videos. The failure to obtain the rights to distribute sufficient quantities and qualities of such videos will have a material adverse effect on the Company's business, financial condition and results of operations.

Control  by  Principal  Shareholders.

The Company's officers, directors and principal shareholders own approximately 41.6% of the Company's outstanding common stock. The Company's officers and directors will therefore be able to control the election of the Company's directors and thereby direct the Company's policies and affairs.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

The Company does not currently own any material amount of property or equipment.

ITEM  3.     LEGAL  PROCEEDINGS.

The Company is not party to any pending legal proceeding nor is any of its property the subject of any pending legal proceeding. The Company is not aware of any proceeding that a governmental authority is contemplating.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

The Company's common stock has been quoted on the National Association of Securities Dealers' Over-the-Counter market since May 11, 1999. There is no other public trading market for the Company's equity securities.

The following table summarizes trading in the Company's common stock, as provided by quotations published on the OTC Bulletin Board for the period indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

    Quarter  ended                High  Bid     Low  Bid
    --------------                ---------     --------

    June  30,  1999                 $4-3/16    $ 1-5/8
    September  30,  1999            $2-1/2     $  5/8
    December  31,  1999             $3-1/4     $1-1/16

As of March 7, 2000, there were approximately 308 holders of record of the Company's common stock.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay, any dividends.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATION.

The Company has not yet developed the systems required to operate the eVideo business. The following are the major steps and estimated costs to develop the Company's operating systems:

                                                                   Estimated     Estimated
Description                                                       Time Frame        Cost
-------------------------------------------------------------------------------------------
Capital Development Expenditures
-     Design, write and test video ordering system
      software                                                  March - April       $30,000
-     Set-Top Box specifications engineering and
      design, including embedded software
      programming, and operational testing                      March - April       132,000
-     Purchase and install computer hardware for movie file
      servers and peripherals                                   April               700,000
-     Purchase and install computer hardware for web server     March               200,000
-     Purchase, install and configure operating system and
      database management software                              March               150,000
-     Purchase and configure software for embedding in
      Set-Top boxes                                             March               140,000
                                                                                 ----------
Total capital development expenditures                                            1,352,000
                                                                            ---------------


Development Stage Operating Expenses,  January - December 2000
-     Marketing                                                                    250,000
-     Personnel                                                                    560,000
-     Professional fees                                                            600,000
-     Licensing fees                                                            750,000 (1)
-     Contract services                                                             50,000
-     Travel expenses                                                              250,000
-     Management services                                                          120,000
-     Offices and facilities                                                       226,000
                                                                            ---------------
Total development stage operating expenses                                       2,806,000
                                                                            ---------------
Total development stage cash requirements                                       $4,158,000
                                                                            ===============

(1)     Includes  initial  fee  for  Macrovision  license,  fees for distribution rights to
        motion   pictures  and   other  entertainment  and  related  legal  and  consulting services.

At December 31, 1999 the Company had cash on hand of $105,000. From January 1, 2000 to March 17, 2000 the Company raised $1,048,600 through the sale of 666,000 shares in its common stock. The Company anticipates that it will need approximately $1,000,000 in additional capital by April 30, 2000, and an additional $2,200,000 by June 30, 2000 to meet the development timetable set forth above. The Company's development schedule will be delayed unless the additional capital required by the Company is available when needed.

A critical factor in the Company's ability to market its video movies will be developing digital set-top box specifications for cable and satellite TV systems and convincing manufacturers to include those specifications in their set-top boxes. A digital set-top box capable of receiving and storing the videos to be distributed by the Company is estimated to cost $600. Each subscriber will require a digital set-top box in order to receive eVideoTV.

The Company's proposed capital expenditures do not include the cost of manufacturing and distributing the set-top boxes. The Company's business plan contemplates that the costs associated with manufacturing the set-top boxes will be financed by cable and satellite television providers, advertisers and customers. The inability of the Company to arrange third party funding for the cost of the set-top boxes will have a material adverse effect on the Company's proposed operations.

ITEM  7.     FINANCIAL  STATEMENTS

The following financial statements are included in this Annual Report on Form 10-KSB:

                                                                     PAGE #
Report of the Independent Auditors                                       13
Consolidated Balance Sheet as at December 31, 1999                       14
Consolidated Statement of Operations for the period from inception,
March 5, 1999 to December 31, 1999                                       15
Consolidated Statement of Cash Flows for the period from inception,
March 5, 1999 to December 31, 1999                                       16
Consolidated Statement of Shareholders' Equity from inception,
March 5, 1999, to December 31, 1999                                      17
Notes to the Consolidated Financial Statements                           18

INDEPENDENT  AUDITORS'  REPORT  ON  THE  FINANCIAL  STATEMENTS

To  the  Shareholders  of  e-VideoTV,  Inc.

We have audited the consolidated balance sheet of e-VideoTV, Inc. (formerly, Asia Pacific Enterprises, Inc.) as at December 31, 1999 and the consolidated statements of operations, cash flows and shareholders' equity for the period from inception, March 5, 1999, to December 31, 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of e-VideoTV, Inc. as at December 31, 1999 and the results of its operations and its cash flows for the period from inception, March 5, 1999, to December 31, 1999 in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/  Grant  Thornton
Vancouver,  Canada
March  17,  2000                              Chartered  Accountants

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  BALANCE  SHEET
DECEMBER  31,  1999
U.S.  DOLLARS

                                                                              $
ASSETS
CURRENT ASSETS
Cash                                                                             105,002
Prepaid expenses                                                                   2,904
                                                                              -----------

TOTAL CURRENT ASSETS                                                             107,906

OFFICE EQUIPMENT                                                                   3,334

DISTRIBUTION RIGHTS AND SOFTWARE DEVELOPMENT (note 4)                            756,478
                                                                              -----------

TOTAL ASSETS                                                                     867,718
                                                                              ===========

LIABILITIES
CURRENT LIABILITIES
Accounts payable                                                                 248,899
                                                                              -----------

SHAREHOLDERS' EQUITY

SHARE CAPITAL (notes 3 and 5)
Authorized
- 30,000,000 shares of common stock, $0.0001 par value
- 5,000,000 shares of preferred stock, $0.0001 par value
Issued and outstanding
- 15,588,359 common shares                                                         1,559
Additional paid in capital                                                     1,095,297
                                                                              -----------

TOTAL SHARE CAPITAL                                                            1,096,856

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                (478,037)
                                                                              -----------

NET SHAREHOLDERS' EQUITY                                                         618,819
                                                                              -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       867,718
                                                                              ===========

                                                       CONTINUANCE OF OPERATIONS (NOTE 1)


 The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV, INC.
(FORMERLY, ASIA PACIFIC ENTERPRISES, INC.)
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS
INCEPTION, MARCH 5, 1999, TO DECEMBER 31, 1999
U.S. DOLLARS
                                                                              $
GENERAL AND ADMINISTRATIVE EXPENSES

Corporate promotion                                                               42,137
General corporate expenses                                                        55,612
Management and consulting fees                                                   156,640
Office expenses                                                                   14,279
Professional fees                                                                165,921
Rent                                                                              23,828
Travel                                                                            28,478
                                                                              -----------

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                                        486,895

INTEREST INCOME                                                                   (8,858)
                                                                              -----------

NET LOSS FOR THE PERIOD                                                          478,037
                                                                              ===========

Weighted Average Number of Shares Outstanding (note 5)                         5,470,052
                                                                              -----------

NET LOSS PER SHARE                                                                  0.09
                                                                              ===========


 The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV, INC.
(FORMERLY, ASIA PACIFIC ENTERPRISES, INC.)
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
INCEPTION, MARCH 5, 1999, TO DECEMBER 31, 1999
U.S. DOLLARS
                                                                              $
OPERATING ACTIVITIES
Net loss for the period                                                         (478,037)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation                                                                       247
- accounts receivable                                                              2,262
- prepaid expenses                                                                 7,438
- accounts payable                                                               216,669
                                                                              -----------

NET CASH USED IN OPERATING ACTIVITIES                                           (251,421)
                                                                              -----------

FINANCING ACTIVITIES
Proceeds from sale of common shares                                                    1
Loans from parent company prior to acquisition                                   115,000
Cash acquired on acquisition of parent company                                 1,001,481
                                                                              -----------

TOTAL CASH FLOW FROM FINANCING ACTIVITIES                                      1,116,482
                                                                              -----------

INVESTING ACTIVITIES
Distribution rights                                                             (300,000)
Option                                                                           (30,000)
Software development                                                            (426,478)
Office equipment                                                                  (3,581)
                                                                              -----------

TOTAL CASH USED IN INVESTING ACTIVITIES                                         (760,059)
                                                                              -----------

INCREASE IN CASH DURING THE PERIOD AND CASH AT THE END OF THE PERIOD             105,002
                                                                              ===========

NON-CASH ACTIVITIES NOT INCLUDED IN CASH FLOWS
Cancellation of loans from parent company on acquisition                         115,000
Ascribed value of shares issued in excess of cash acquired
on acquisition of parent company                                                  95,374


 The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
INCEPTION,  MARCH  5,  1999,  TO  DECEMBER  31,  1999
U.S.  DOLLARS


                                       ADDITIONAL   TOTAL
                                         NUMBER      PAR      PAID IN     SHAREHOLDERS'
                                        OF SHARES   VALUE     CAPITAL        DEFICIT        EQUITY
                                                       $         $              $              $
Issuance of shares for cash on
incorporation                                    1       1           -                -           1

Adjustment for change in share
structure resulting from acquisition
of eVideo U.S.A., Inc.                   6,623,015     661        (661)               -           -

Shares outstanding at date of
acquisition of eVideo U.S.A., Inc.,
previously issued for cash, net of
issue costs (note 3)                     8,965,343     897   1,095,958                -   1,096,855

Net loss, inception to December 31,
1999                                             -       -            -         (478,037)  478,037)
                                       -----------  ------  -----------  ---------------  ----------
Balance, December 31, 1999              15,588,359   1,559   1,095,297         (478,037)    618,819
                                       ===========  ======  ===========  ===============  ==========


      The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  1999
U.S.  DOLLARS

1.   OPERATIONS AND GOING CONCERN

     The Company was incorporated in Delaware on July 25, 1997 under the name Oro Rico Mining Corporation. On August 25, 1997, ORM, Inc., an inactive Company incorporated in Colorado on July 25, 1997, was merged into the Company. The name of the Company was changed to Asia Pacific Enterprises, Inc. on October 16, 1997 and to e-VideoTV, Inc. on August 6, 1999. On June 23, 1999 the Company acquired all of the outstanding shares of eVideo U.S.A., Inc. (note 3). This business combination has been accounted for as an acquisition of the Company by eVideo U.S.A., Inc.

     The Company has not yet commenced its planned principal operations and it has not yet earned any revenue. The Company's current operational focus is to ensure that its electronic video delivery system is able to be commercially exploited. To that end, management is devoting substantially all of the Company's resources to the development of the system. The electronic video delivery technology and software that it is in the process of developing will require cash significantly in excess of its current resources. The ability of the Company to develop this technology and software into a marketable product is dependent on the Company's ability to obtain adequate additional financing, develop a commercially saleable process and to achieve profitable operations.

     The Company is devoting significant efforts to obtaining private financing to fund the continued development of its technology and software. Subsequent to December 31, 1999 the Company was successful in raising $1,048,600 through an issue of 666,000 shares of its common stock; however, significant additional cash will be required.

2.   SIGNIFICANT ACCOUNTING POLICIES

     GAAP - These consolidated financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     TRANSLATION OF FOREIGN CURRENCIES - The Company considers the U.S. dollar its functional currency. Monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the exchange rates in effect at the time of acquisition or issue. Revenues and expenses are translated at the rates in effect at the time of the transaction. Exchange gains or losses arising on translation are included in net income or loss for the period.

     FINANCIAL INSTRUMENTS - The company has various financial instruments, including cash and payables. The carrying values of these financial instruments approximate their fair values.

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  1999
U.S.  DOLLARS

2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     DISTRIBUTION RIGHTS AND SOFTWARE DEVELOPMENT - The costs incurred to acquire the Company's distribution rights and develop its software have been capitalized and will be amortized over its estimated economic life upon commencement of commercial operations.

     The Company has adopted AICPA Statement of Position 98-1 ("SOP 98-1") Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires capitalization of costs incurred to develop internal-use computer software during the application development stage. The Company's software development focus is currently on the design and operational testing of its electronic video delivery system software as well as evaluating hardware installation options and methods. As such, all costs related to this development are capitalized in accordance with SOP 98-1. The software development costs capitalized will be amortized on the straight-line method over a period to be determined by management when its development is substantially complete.

     The Company reviews the value assigned to distribution rights and software development costs to determine if it has been impaired by adverse conditions affecting the Company. Management is of the opinion that there has been no diminution of the value assigned.

     DEFERRED INCOME TAXES - Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying the presently enacted tax rates and laws. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.


3.   BUSINESS COMBINATION

     On June 23, 1999, the Company acquired all of the outstanding shares of eVideo U.S.A., Inc. in exchange for the issuance of 6,623,016 shares of common stock and a commitment to issue an additional one and one-half shares of common stock for every share the Company issues in raising $3,900,000 after June 23, 1999. Subsequent to December 31, 1999, the commitment to issue the additional shares was cancelled. This business combination has been accounted for as an acquisition of the Company by eVideo U.S.A., Inc. Accordingly, these consolidated financial statements combine the operations of eVideo U.S.A., Inc. since its incorporation on March 5, 1999 and the operations of e-VideoTV, Inc. since the date of acquisition, June 23, 1999. All intercompany transactions and balances have been eliminated.

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  1999
U.S.  DOLLARS

3.   BUSINESS COMBINATION (CONTINUED)

     At the date of acquisition, the net tangible assets of e-VideoTV, Inc. acquired were:

Cash                                            $1,001,481

Other current assets                                12,604

Advances to eVideo U.S.A., Inc.                    115,000

Current liabilities                                (32,230)
                                                -----------

Value assigned to 8,965,343 shares outstanding
at date of acquisition                          $1,096,855
                                                ===========


4.   DISTRIBUTION RIGHTS AND SOFTWARE DEVELOPMENT

Distribution rights                              $  300,000

Payments under option agreement                      30,000

Software development costs                          426,478
                                                 -----------

Total technology and software development costs  $  756,478
                                                 ===========

     The Company has paid $300,000 to a company controlled by the president of the Company for the right to distribute video movies electronically in the United States of America in accordance with a system developed by the Company's president. At the time, that company had an option to acquire an exclusive license from an unrelated corporation to use certain technology which prevents a video from being copied onto a video cassette tape or other unauthorized device. The rights to the technology are limited to the electronic distribution of videos in the United States by means that transmit the video in significantly less time than its normal running time for subsequent playback and viewing at normal speed . The Company has paid the optionor $30,000 to maintain the option and, subsequent to December 31, 1999, the Company paid an additional $15,000 option fee and $400,000 to exercise the option and acquire the license. In addition to the cash consideration, the Company issued 502,713 shares of its common stock to the licensor, which represents 3% of the Company's outstanding common shares, and agreed to issue the licensor 3 shares for each 97 shares the Company subsequently issues to third parties.

     The license is for a five year term ending January 31, 2005 and may be extended until January 31, 2010. A usage royalty of 1% of the gross pay-per-view transaction fees charged to viewers is payable to the licensor. Minimum annual royalties of $250,000 are due each January 31 from 2001 until 2004, and, if the license is extended, of $350,000 each January 31 from 2005 until 2009. Each minimum royalty paid may be applied against usage royalties incurred during the following twelve months. The $400,000 initial license fee may be applied against usage royalties incurred by January 31, 2001.

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  1999
U.S.  DOLLARS

4.   DISTRIBUTION RIGHTS AND SOFTWARE DEVELOPMENT (continued)

     The license will become non-exclusive if the Company does not generate a one-month usage royalty of at least $1,000 by January 31, 2001, or if the Company's e-Video transmission business does not generate in excess of $250,000,000 in gross revenues in the United States in the fourth full year of operation following the month it first generates a usage royalty of at least $1,000.

     The Company has the option of extending the license to other countries, subject to certain restrictions, upon payment of initial license fees ranging from $25,000 to $150,000 per country.

     The Company has spent $426,478 on the design and operational testing of its electronic video delivery system software and the evaluation of hardware installation options and methods.

5.   SHARE CAPITAL

     WARRANTS

     Warrants are outstanding that entitle their holder to purchase up to 307,693 shares of common stock at $3.25 per share until May 25, 2000.

     ESCROWED SHARES

     A director of the Company has placed 345,000 shares of common stock into escrow. These shares will be released to the director based on equity financings completed by the Company by May 30, 2000. The portion of the shares to be released from escrow is calculated by dividing the amount of equity financings completed by the Company, with certain exceptions, by $5,000,000. To December 31, 1999, $1,186,843 in qualifying financings had been completed. An additional $441,000 in qualifying financings was completed subsequent to December 31, 1999. Any shares not released from escrow by May 30, 2000 will be cancelled.

     In addition, all of the 6,623,016 common shares issued for the acquisition of eVideo U.S.A., Inc. are held in escrow. These shares will be released from escrow on the basis of the company achieving certain milestones according to the following schedule:

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  1999
U.S.  DOLLARS

5.  SHARE  CAPITAL (continued)

    Portion to be released    Conditions  for  release
    ----------------------    ------------------------

    25%                       when both of the following are achieved:

                         - a formal license to use video copyright protection technology has been entered into, and

                         - an agreement has been entered into with a motion picture studio for the distribution of movies by means of the Company's system.

   25%                        when all of the following are achieved:

                         - the Company has successfully recruited a Chief Executiv Officer approvedy the board of directors,

                         - a successful file server beta testing with video files has been developed,

                         -     a distribution agreement with a cable company has
                              been entered into, and

                         - a communication test between a cable company and a cable customer has been successfully completed.

   50% when the Company first generates gross annual revenues of $1,000,000.

   All shares remaining  if the Company successfully completes a public offering
   in escrow, if any     that  raises  more  than  $10,000,000.


   All shares remaining  if a successful takeover is completed for a majority of
   in escrow, if any     the  issued  and  outstanding  common  shares   of  the
                         Company not held in  escrow.

   All shares remaining  if the Company's common shares have a publicly quoted
   in escrow, if any     market  price  of over $10.00 per share for more than
                         20 consecutive trading days.

     Any shares that have not been released from escrow by June 23, 2004 will be cancelled.

     Pursuant to amending agreements entered into subsequent to the June 23, 1999 acquisition, the Company agreed to amend the escrow restrictions originally specified. The amended escrow restrictions are disclosed in these financial statements.

     All shares held in escrow have been excluded from the calculation of the weighted average number of shares outstanding.

     TRANSACTIONS SUBSEQUENT TO DECEMBER 31, 1999

     The Company issued 666,000 shares of common stock for cash proceeds of $1,048,600.

     The Company issued 502,713 shares of common stock to acquire the exclusive copy protection license described in note 4, and agreed to maintain the licensor's ownership at 3% of the issued common stock.

     The Company increased its authorized capital to 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  1999
U.S.  DOLLARS

5.   SHARE CAPITAL (CONTINUED)

     Subject to shareholder approval, the Company adopted an employee and director stock option plan that sets aside 5,000,000 shares of the Company's common stock for issuance upon the exercise of stock options.

6.   INCOME TAXES

     At December 31, 1999 the Company has net operating losses carried forward of approximately $570,000 that may be offset against future taxable income from 2000 to 2016. The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses carried forward will not expire unused.

7.   RELATED PARTY TRANSACTIONS

     Pursuant to a management agreement effective for two years commencing June 21, 1999, the Company has committed to pay $15,000 per month to a company controlled by the president of the Company for the services of the president and a project manager. $95,000 was paid for the period from inception to December 31, 1999.

     Consulting fees of $58,649 and rent of $23,828 have been paid to other companies that employ other directors and officers of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Grant Thornton, Chartered Accountants, Vancouver, Canada, were appointed as the auditors of the Company on May 14, 1999. They replaced Spicer, Jeffries & Co., Certified Public Accountants, Denver, Colorado, who resigned at the request of the Company on May 13, 1999.

The report of Spicer Jeffries & Co. on the Company's financial statements for the period ending August 26, 1997 did not contain any adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles.

This change in auditors was recommended and approved by the board of directors of the Company. The Company does not have an audit committee.

There were no disagreements with Spicer, Jeffries & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Spicer, Jeffries & Co., would have caused them to make reference to the subject matter of the disagreement in connection with their report.

                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The  directors  and  executive  officers  of  the  Company  are:
     Name                Age     Position
     ----                ---     --------
     Roy  Bennett        53     President  and  Director
     Robert  Dinning     60     Chief  Financial  Officer  and  Director
     Adrian  Rollke      31     Director
     Peter  Wilson       32     Director
     Owen  Granger       42     Secretary  and  Treasurer
     Harvey  Nickerson   42     Chief  Technology  Officer

ROY B. BENNETT has been an officer and director of the Company since June 1999. Mr. Bennett has also been the President of Roy B. Bennett and Associates Ltd., a private venture capital and management company specializing in new technology start-ups, corporate structuring and private funding since 1994.

ROBERT DINNING has been a director of the Company since June 1999 and an officer of the Company since January 2000. Mr. Dinning is a Chartered Accountant, who has been a Business and Financial Management Consultant since 1977. He has been President of Bentley Capital Corp. since 1996 and has provided management and financial advice to clients (both public and private companies and individuals) in the software technology, resource, hospitality and retail industries. In the past five years, positions held include; Chief Financial Officer and Director of First American Scientific Corp. from October 1995 to June 1999, Director of Visionary Solutions Ltd. from May 1997 to November 1998, Director of Reward Enterprises Inc. from June 1998 to the present, Chief Financial Officer of Elgrande.com from August 1998 to October 1999. Prior to 1977, Mr. Dinning was CFO and Secretary of a large national public broadcasting company headquartered in Vancouver, British Columbia.

ADRIAN ROLLKE was President of the Company between August 27, 1997 and June 23, 1999. Mr. Rollke has been a director of the Company since August 1997. Mr. Rollke is a principal of Reinhart Capital Corporation and officer of Cebu Holdings Inc., companies providing management services to public corporations, 1997 to present. Director of PetroReal Oil Corporation, a Canadian Venture Exchange listed oil company, 1998 to present. Secretary/Treasurer and Director of Twin Gold Corporation a Toronto Stock Exchange listed mineral exploration company, 1996 to 1997. Controller of Twin Gold Corporation and Quest International Resources Corporation, a NASDAQ and Toronto Stock Exchange listed mineral exploration company, 1992 - 1996.

PETER WILSON has been a director of the Company since June 1999. Mr. Wilson is a principal of Sterling-Grant Capital Inc., a private company specializing in corporate development, structured project financing and senior management services to public corporations since 1997. Director of Investor Relations, Samoth Capital Corporation, a Toronto Stock Exchange listed real estate investment company, 1996 to 1999. Vice President Samoth Equity Corporation, a subsidiary of Samoth Capital Corporation from 1995 to 1997.

OWEN GRANGER has been an officer of the Company since October 1998. Mr. Granger is a Certified Management Accountant, employee of Cebu Holdings Inc., a corporation providing financial services to public companies, since September 1998. Secretary/Treasurer and Director of WestBond Enterprises Corporation, a Canadian Venture Exchange listed paper converting company, July 1988 to present. Secretary/Treasurer of PetroReal Oil Corporation, a Canadian Venture Exchange listed oil company, September 1998 to present. Director of PetroReal Oil
Corporation since June 1999. Chief Financial Officer and Director of Quest International Resources Corporation (now named Standard Mining Corporation), a

NASDAQ and Toronto Stock Exchange listed mineral exploration company, December 1992 to August 1998. Secretary/Treasurer and Director of Twin Gold Corporation (formerly Atlanta Gold Corporation), a Toronto Stock Exchange listed mineral exploration company, 1989 to 1996.

HARVEY NICKERSON has been an officer of the Company since January 2000. Mr. Nickerson is responsible for the architecture, technical direction and development of the Company's products. Prior to joining e-Video, Mr. Nickerson had an 18-year career in the technology, semiconductor and cable TV industry. After success as a design engineer, his career has grown to also include executive management, business planning, and international product marketing. Mr. Nickerson has two degrees in Electrical Engineering.
During the past five years, none of the Company's directors, executive officers, promoters or control persons:

(1) have been involved in any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)  have been  convicted in a criminal  proceeding  or are subject to a pending
     criminal   proceeding   (excluding   traffic  violations  and  other  minor
     offenses);

(3) have been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person's involvement in any type of business, securities or banking activities; or

(4) have been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Based solely upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(e) during the year ended December 31, 1999 and Forms 5 furnished to the registrant, or written representations from reporting persons that no Form 5 is required to be filed, with respect to the year ended December 31, 1999, the only person who, at any time during the fiscal year, was a director, officer, or beneficial owner of more than 10% of any class of equity securities of the registrant who failed to file on a timely basis, was Robert Dinning, who failed to file Form 3 by August 27, 1999 and a Form 5 by February 14, 2000 to disclose his initial ownership of securities.

ITEM  10.     EXECUTIVE  COMPENSATION.

The following table discloses all compensation received by the Company's President (the Chief Executive Officer) during the years ended December 31, 1997, 1998 and 1999. During 1997, 1998 and 1999 no executive officer received cash or other compensation from the Company in excess of $100,000.




                            Annual  Compensation                   Long-Term  Compensation
                   ------------------------------------      ------------------------------------
                                                     Other              Securities
Name and                                             Annual  Restricted Underlying          All Other
Principal                                            Compen-   Stock     Options/   LTIP     Compen-
Position           Year       Salary       Bonus     sation    Awards      SAR's   Payouts    sation
Roy Bennett          1999  $ 76,000 (1)           0          0        0       0           0       0
President since
June 23, 1999

Adrian Rollke        1999  $ 20,538 (1)           0          0        0       0           0       0
President from       1998            0            0          0        0       0           0       0
August 27, 1997      1997            0            0          0        0       0           0       0
to June 23, 1999

(1) Paid to a corporation wholly owned by the named executive officer for the services of the named executive officer.

Roy Bennett, the President of the Company, is the only officer who works full-time for the Company. The other officers of the Company work on an as-needed basis.
Although the Company does not have employment agreements with any of its officers, the Company, effective June 21, 1999, entered into a two-year non-cancellable management agreement with Roy B. Bennett and Associates Ltd. ("RBA Ltd."), a company wholly owned by Roy B. Bennett, the Company's president. Under the terms of the management agreement RBA Ltd. is paid $144,000 per year for the services of Roy B. Bennett and $36,000 per year for the services of a project manager employed by RBA Ltd. A bonus of $50,000 will be paid to RBA Ltd. if the Company has gross revenues of at least $1,000,000 by June 21, 2001. The Company also agreed to provide:

(a) medical insurance for the president and project manager and their immediate families, as well as extended health and other benefits.

(b) a leased van for the president's use, and one leased compact car for the project manager's use when the Company has secured financing in the amount of $3,900,000;

(c)  a health club membership for the president; and

(d)  three  weeks paid  vacation  for the  president  and project  manager.  The

Company also paid $10,582 for moving and relocation expenses from Vancouver, B.C., to Scottsdale, Arizona for the president and the project manager.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owner of more than 5% of the Company's common stock. Unless otherwise indicated all shares are owned of record.


                                         Amount  Owned
                                         and nature of   Percent of
Name and Address of Beneficial Owner       ownership        Class
---------------------------------------  --------------  -----------
Roy B. Bennett, Director and President        6,623,016        39.5%
1750 - 1177 W. Hastings St.                 Indirect (1)
Vancouver, BC, Canada  V6E 2K3
Robert G. Dinning, Director and                       0         0.0%
Chief Financial Officer
3910 Indian River Road
North Vancouver, BC, Canada  V7G 2G7
Adrian Rollke, Director                         345,000         2.1%
1750 - 1177 W. Hastings St.                   Direct (2)
Vancouver, BC, Canada  V6E 2K3
Peter Wilson, Director                            2,000         0.0%
1750 - 1177 W. Hastings St.
Vancouver, BC, Canada  V6E 2K3
Owen Granger, Secretary/Treasurer                     0         0.0%
1750 - 1177 W. Hastings St.
Vancouver, BC, Canada  V6E 2K3
Directors and Executive Officers as a         6,970,016        41.6%
group (5 persons)

(1) Shares are owned by eVideo International, Inc., a Bahamian company controlled by Mr. Bennett. These shares are held in escrow and will be released or cancelled in accordance with the schedule described under Item 1 of this Annual Report.

(2) These shares are held in escrow and will be released on May 30, 2000 to Mr. Rollke based on equity financings completed by the Company. The portion of the shares to be released from escrow is calculated by dividing the amount of equity financings completed by the Company, with certain exceptions, by $5,000,000. To March 27, 2000, $1,627,843 in qualifying financings had been completed. Any shares not released from escrow by May 30, 2000 will be cancelled.

There are no arrangements known to the Company which may result in a change in control of the Company.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Since February 1999 Cebu Holdings Inc. ("Cebu") has provided office space, furniture, equipment and management services to the Company. Cebu is wholly-owned by Karl Rollke, the father of Adrian Rollke, a director and former officer of the Company. Adrian Rollke is also an officer of Cebu. Owen Granger, the Secretary/Treasurer and a former director of the Company, is an employee of Cebu.

Cebu did not charge the Company for any costs or expenses during 1997 or 1998. During the year ended December 31, 1999, Cebu charged $83,504 to the Company for rent, office supplies and services and management fees.

The Company received loans of $16,000 from Cebu during 1997 and 1998. These loans were repaid in 1999.

See Part I, Item 1 of this Annual Report for information concerning the acquisition of eVideo USA, Inc. from Roy Bennett, an officer and director of the Company.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K                                            PAGE
Exhibit 2      Articles of Incorporation, as amended,and Bylaws                                a

Exhibit 2.1   Articles of Incorporation, as amended on August 5, 1999                          b

Exhibit 3     Instruments Defining the Rights of Security Holders                              a

Exhibit 3.1   Warrant Agreement                                                                a

Exhibit 6.1   Agreement dated June 8, 1999 between the Registrant, eVideo U.S.A.,
              Inc., eVideo International, Inc., Roy B. Bennett & Associates Ltd. and
              Roy B. Bennett with respect to the acquisition of eVideo U.S.A., Inc by the Registrant
Exhibit 6.2   Management agreement effective June 21, 1999 between eVideo U.S.A.,              a
              Inc. Roy B. Bennett & Associates Ltd. pursuant to which Roy B. Bennett and Associates Ltd. agrees to provide the services of Roy Bennett and a project manager
Exhibit 6.3   Less-Than-Real-Time Master License Agreement dated January 31, 2000              32
              by and between Macrovision Corporation, eVideo U.S.A., Inc. and the
              Company
Exhibit 10.1  Amendment dated September 1, 1999 to the Agreement dated June 8,                 b
              1999 between the Company, eVideo U.S.A., Inc., eVideo International
              Inc., Roy B. Bennett & Associates Ltd. and Roy B. Bennett
Exhibit 10.2  Amendment dated January 31, 2000 to the Agreement dated June 8,                  52
              1999 between the Company, eVideo U.S.A., Inc., eVideo International
              Inc., Roy B. Bennett & Associates Ltd. and Roy B. Bennett
Exhibit 27    Financial Data Schedule                                                          57

Notes:
a. Filed with the Company's Registration Statement on Form 10-SB on August 13, 1999 and incorporated herein by this reference.
b. Filed with the Company's Quarterly Report on Form 10-QSB on November 15, 1999 and incorporated herein by this reference.

(b)     Reports  on  Form  8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

     In accordance with Section 13 or 15(d) of Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                             E-VIDEOTV,  INC.


Date:March 28, 2000                                         /s/ Roy B. Bennett
-------------------                   ----------------------------------------
                                       Roy B. Bennett
                                       President


     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


Date:March 28, 2000                              /s/ Roy B. Bennett
-------------------                    ----------------------------------------
                                       Roy B. Bennett
                                       Director and President (Chief Executive
                                       Officer)


Date:March 28, 2000                              /s/ Robert G. Dinning
-------------------                    ----------------------------------------
                                       Robert G. Dinning
                                       Director and Chief Financial Officer


Date:March 28, 2000                               /s/ Owen Granger
-------------------                    ----------------------------------------
                                       Owen Granger Secretary/Treasurer
                                       (Chief Accounting Officer)


Date:March 28, 2000                               /s/ Adrian Rollke
-------------------                    ----------------------------------------
                                       Adrian Rollke
                                       Director


Date:March 28, 2000                                /s/ Peter Wilson
-------------------                    ----------------------------------------
                                       Peter Wilson
                                       Director