Form 10QSB
period 2000-03-31
ASIA PACIFIC ENTERPRISES INC
filed 2000-05-12
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-QSB


     (Mark  One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended     March  31,  2000
                                       ----------------


[ ]  Transition  report  under  Section  13  or  15(d)  of  the  Exchange  Act
     For  the  transition  period  from  _________________  to  ________________

     Commission  file  number          0-27043
                                       -------

                                 E-VIDEOTV, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

              Delaware                                       51-0389325
-----------------------------------------           ----------------------------
     (State or Other Jurisdiction of                        IRS Employer
     Incorporation  or Organization)                     Identification No.)

         8360 East Via de Ventura, Building L-200, Scottsdale, AZ  85258
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

Yes  [ ]  No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State  the  number of shares outstanding of each of the issuer's classes of
common  shares,  as  of  the  latest  practicable  date:          16,757,072
                                                                  ----------

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes  [ ]  No  [X]

                                E-VIDEOTV, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                           2

  Item 1.  Financial Statements.                                         2

  Item 2.  Management's Discussion and Analysis and Plan of Operation.   8

PART II  OTHER INFORMATION                                              10

  Item 1.  Legal Proceedings.                                           10

  Item 2.  Changes in Securities.                                       10

  Item 3.  Defaults Upon Senior Securities.                             10

  Item 4.  Submission of Matters to a Vote of Security Holders.         10

  Item 5.  Other Information.                                           10

  Item 6.  Exhibits and Reports on Form 8-K.                            10

SIGNATURES                                                              11



                                          PART I
                                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
The following financial statements are included as part of this quarterly report:
Unaudited Consolidated Balance Sheet at March 31, 2000 and December 31, 1999. . . . . .  3
Unaudited Consolidated Statement of Operations for the period from inception, March 5,
1999, to March 31, 2000 and for the quarter ended March 31, 2000. . . . . . . . . . . .  4
Unaudited Consolidated Statement of Cash Flows for the period from inception, March 5,
1999, to March 31, 2000 and for the quarter ended March 31, 2000. . . . . . . . . . . .  5
Unaudited Consolidated Statement of Shareholders' Equity for the period from inception,
March 5, 1999, to March 31, 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
Unaudited Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . .  7

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  BALANCE  SHEET
UNAUDITED
U.S.  DOLLARS


                                                             MARCH 31,   DECEMBER 31,
                                                               2000          1999
                                                            -----------  -------------

                                                            $            $
ASSETS
CURRENT ASSETS
Cash                                                           335,289        105,002
Prepaid expenses                                                 2,904          2,904
                                                            -----------  -------------

TOTAL CURRENT ASSETS                                           338,193        107,906

OFFICE EQUIPMENT                                                 3,088          3,334

DISTRIBUTION RIGHTS AND SOFTWARE DEVELOPMENT                 1,987,027        756,478
                                                            -----------  -------------

TOTAL ASSETS                                                 2,328,308        867,718
                                                            ===========  =============

LIABILITIES
CURRENT LIABILITIES
Accounts payable                                               122,988        248,899
                                                            -----------  -------------

SHAREHOLDERS' EQUITY
SHARE CAPITAL (note 2)
Authorized
- 100,000,000 shares of common stock, $0.0001 par value
-  5,000,000 shares of preferred stock, $0.0001 par value
Issued and outstanding
- 16,757,072 common shares (1999 - 15,588,359)                   1,676          1,559
Additional paid in capital                                   2,935,553      1,095,297
                                                            -----------  -------------

TOTAL SHARE CAPITAL                                          2,937,229      1,096,856

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE              (731,909)      (478,037)
                                                            -----------  -------------

NET SHAREHOLDERS' EQUITY                                     2,205,320        618,819
                                                            -----------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   2,328,308        867,718
                                                            ===========  =============

CONTINUANCE  OF  OPERATIONS  (NOTE  1)


    The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  STATEMENT  OF  OPERATIONS
UNAUDITED
U.S.  DOLLARS


                                                  INCEPTION,      QUARTER
                                                MARCH 5, 1999,     ENDED
                                                 TO MARCH 31,    MARCH 31,
                                                     2000           2000
                                               ----------------  ----------

                                               $                 $
GENERAL AND ADMINISTRATIVE EXPENSES

Corporate promotion                                     70,558      28,421
General corporate expenses                              75,576      19,964
Management and consulting fees                         249,992      93,352
Office expenses                                         22,508       8,229
Professional fees                                      240,453      74,532
Rent                                                    34,801      10,973
Travel                                                  47,956      19,478
                                               ----------------  ----------

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES              741,844     254,949

INTEREST INCOME                                         (9,935)     (1,077)
                                               ----------------  ----------

NET LOSS FOR THE PERIOD                                731,909     253,872
                                               ================  ==========


Weighted Average Number of Shares Outstanding                    8,800,145
                                                                 ----------

NET LOSS PER SHARE                                                    0.03
                                                                 ==========

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
UNAUDITED
U.S.  DOLLARS


                                                                       INCEPTION,      QUARTER
                                                                     MARCH 5, 1999,     ENDED
                                                                      TO MARCH 31,    MARCH 31,
                                                                          2000           2000
                                                                    ----------------  ----------

                                                                    $                 $
OPERATING ACTIVITIES
Net loss for the period                                                    (731,909)   (253,872)
Adjustments to reconcile net loss to net cash
used in operating activities:
- depreciation                                                                  493         246
- accounts receivable and prepaid expenses                                    9,700           -
- accounts payable                                                           90,758    (125,911)
                                                                    ----------------  ----------

NET CASH USED IN OPERATING ACTIVITIES                                      (630,958)   (379,537)
                                                                    ----------------  ----------

FINANCING ACTIVITIES
Proceeds from sale of common shares                                       1,048,601   1,048,600
Loans from parent company prior to acquisition                              115,000           -
Cash acquired on acquisition of parent company                            1,001,481           -
                                                                    ----------------  ----------

TOTAL CASH FLOW FROM FINANCING ACTIVITIES                                 2,165,082   1,048,600
                                                                    ----------------  ----------

INVESTING ACTIVITIES
Distribution rights and software development                             (1,195,254)   (438,776)
Office equipment                                                             (3,581)          -
                                                                    ----------------  ----------

TOTAL CASH USED IN INVESTING ACTIVITIES                                  (1,198,835)   (438,776)
                                                                    ----------------  ----------

INCREASE IN CASH DURING THE PERIOD                                          335,289     230,287

CASH AT THE BEGINNING OF THE PERIOD                                               -     105,002
                                                                    ----------------  ----------

CASH AT THE END OF THE PERIOD                                               335,289     335,289
                                                                    ================  ==========

NON-CASH ACTIVITIES NOT INCLUDED IN CASH FLOWS
Ascribed value of shares issued to acquire copy protection license          791,773     791,773
Cancellation of loans from parent company on acquisition                    115,000           -
Ascribed value of shares issued in excess of cash acquired
    on acquisition of parent company                                         95,374           -

E-VIDEOTV,  INC.
(FORMERLY,  ASIA  PACIFIC  ENTERPRISES,  INC.)
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
INCEPTION,  MARCH  5,  1999,  TO  MARCH  31,  2000
UNAUDITED
U.S.  DOLLARS


                                                            ADDITIONAL                     TOTAL
                                        NUMBER      PAR      PAID IN                    SHAREHOLDERS'
                                       OF SHARES   VALUE     CAPITAL        DEFICIT        EQUITY
                                           $         $          $              $
Issuance of shares for cash on
incorporation                                   1       1           -                -           1

Adjustment for change in share
structure resulting from acquisition
of eVideo U.S.A., Inc.                  6,623,015     661        (661)               -           -

Shares outstanding at date of
acquisition of eVideo U.S.A., Inc.,
previously issued for cash, net of
issue costs                             8,965,343     897   1,095,958                -   1,096,855

Net loss, inception to
December 31, 1999                               -       -           -         (478,037)   (478,037)
                                      -----------  ------  -----------  ---------------  ----------

Balance, December 31, 1999             15,588,359   1,559   1,095,297         (478,037)    618,819

Issuance of shares for cash               666,000      67   1,048,533                -   1,048,600

Issuance of shares to acquire
copy protection license                   502,713      50     791,723                -     791,773

Net loss, quarter ended
March 31, 2000                                  -       -           -         (253,872)   (253,872)
                                      -----------  ------  -----------  ---------------  ----------

Balance, March 31, 2000                16,757,072   1,676   2,935,553         (731,909)  2,205,320
                                      ===========  ======  ===========  ===============  ==========

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
MARCH  31,  2000
UNAUDITED
U.S.  DOLLARS

1.     BASIS  OF  PRESENTATION

While the information presented in these interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to the fair presentation of the interim periods reported. As certain information has been condensed or omitted from the notes to the financial statements, these financial statements should only be read in conjunction with the audited consolidated financial statements for the period from inception, March 5, 1999, to December 31, 1999, contained in the company's annual report on Form 10-KSB.

The Company was inactive from inception, March 5, 1999, to March 31, 1999, accordingly, no comparative information is provided for that period.

The Company has not yet commenced its planned principal operations and it has not yet earned any revenue. The Company's current operational focus is to ensure that its electronic video delivery system is able to be commercially exploited. To that end, management is devoting substantially all of the Company's resources to the development of the system. The electronic video delivery technology and software that it is in the process of developing will require cash significantly in excess of its current resources. The ability of the Company to develop this technology and software into a marketable product is dependent on the Company's ability to obtain adequate additional financing, develop a commercially saleable process and to achieve profitable operations. The Company is devoting significant efforts to obtaining private financing to fund the continued development of its technology and software. Significant additional cash will be required.

2.     SHARE  CAPITAL

Warrants are outstanding that entitle their holder to purchase up to 307,693 shares of common stock at $3.25 per share until May 25, 2000.

The Company has agreed to issue 3 common shares to the licensor of the Company's copy protection software for each 97 shares the Company issues in future to third parties.

3.     RELATED  PARTY  TRANSACTIONS

                                                              Inception,      Quarter
                                                            March 5, 1999,     ended
                                                             to March 31,    March 31,
                                                                 2000          2000
                                                            ---------------  ---------

    $                                                       $
Management fees paid to a company controlled by the
president of the Company for the services of the president
and a project manager                                               140,000     45,000

Consulting fees paid to other companies that employ other
directors and officers of the Company                                77,001     18,352

Rent paid to a company that employs other directors and
officers of the Company                                              34,801     10,973

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION. The Company has not yet developed the systems required to operate the eVideo business. The following are the major steps and estimated costs to develop the Company's operating systems:

                                                                    Estimated     Estimated
     Description                                                    Time Frame     Cost
Capital Development Expenditures
  -    Design, write and test video ordering system software       April - May  $   30,000
  -    Set-Top Box specifications engineering and design,
     including embedded software programming, and
     operational testing                                           April - May     132,000
  -    Purchase and install computer hardware for movie file
     servers and peripherals                                       May             700,000
  -    Purchase and install computer hardware for web server       May             200,000
  -    Purchase, install and configure operating system and
     database management software                                  May             150,000
  -    Purchase and configure software for embedding in
     Set-Top boxes                                                 May             140,000
                                                                                -----------
Total capital development expenditures                                           1,352,000
                                                                                -----------
Development Stage Operating Expenses,  April - December 2000
  -    Marketing                                                                   250,000
  -    Personnel                                                                   500,000
  -    Professional fees                                                           600,000
  -    Licensing fees                                                              350,000
  -    Contract services                                                            50,000
  -    Travel expenses                                                             200,000
  -    Management services                                                          90,000
  -    Offices and facilities                                                      170,000
                                                                                -----------
Total development stage operating expenses                                       2,210,000
                                                                                -----------
Total development stage cash requirements                                       $ 3,562,000
                                                                                ============

At March 31, 2000 the Company had cash on hand of $335,289. The Company anticipates that it will need approximately $5,000,000 in the next three months in order to meet its development timetable. The Company's development schedule will be delayed unless the additional capital required by the Company is available when needed.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

On March 15, 2000 a majority of the shareholders of the Company approved an amendment to the Company's certificate of incorporation that increased the authorized capital to 100,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.

ITEM  5.     OTHER  INFORMATION.

The  Company  has  no  other  information  to  report.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits.

The  following  exhibits  are  filed  as  part  of  this  report.

Exhibit 3.1   Articles of Incorporation, as amended on March 30, 2000    page 12

(b)     Reports  on  Form  8-K.
The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                   E-VIDEOTV,  INC.

Date     May  11,  2000            By   /s/  Roy  B.  Bennett
         --------------                -----------------------
                                        Roy  B.  Bennett
                                        President  (Chief  Executive  Officer)

Date     May  11,  2000            By   /s/  Robert  G.  Dinning
         --------------                -------------------------
                                        Robert  G.  Dinning
                                        Chief  Financial  Officer