Form 10QSB
period 2000-06-30
E VIDEOTV INC/DE
filed 2000-08-14
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-QSB

   (Mark  One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
   For  the  quarterly  period  ended     June  30,  2000
                                      ----------------------

   [ ]  Transition  report  under  Section  13  or  15(d)  of  the  Exchange Act
   For  the  transition  period  from                     to
                                      -------------------    -------------------
   Commission  file  number          0-27043
                           -----------------------------------------------------
                                     E-VIDEOTV,  INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Delaware                                       51-0389325
--------------------------------------          --------------------------------
     (State or Other Jurisdiction of                       IRS Employer
     Incorporation  or Organization)                    Identification No.)

    7333  East  Doubletree  Ranch  Road,  Suite 205, Scottsdale, AZ  85258
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                     480-905-5838
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)
          8360  East  Via  de  Ventura,  Building  L-200,  Scottsdale, AZ  85258
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
    ---------      -------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes            No
    ---------      -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State  the  number of shares outstanding of each of the issuer's classes of
common  shares,  as  of  the  latest  practicable  date:          16,757,072
                                                         -----------------------
     Transitional  Small  Business  Disclosure  Format  (check  one):
Yes           No      X
     --------     ---------

                                E-VIDEOTV, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .    2

  Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . .   2

  Item 2.  Management's Discussion and Analysis and Plan of Operation. . . .   8

PART II  OTHER INFORMATION. .. . . . . . . . . . . . . . . . . . . . . . . .  10

  Item 1.  Legal Proceedings.. . . . . . . . . . . . . . . . . . . . . . . .  10

  Item 2.  Changes in Securities.. . . . . . . . . . . . . . . . . . . . . .  10

  Item 3.  Defaults Upon Senior Securities.. . . . . . . . . . . . . . . . .  10

  Item 4.  Submission of Matters to a Vote of Security Holders.. . . . . . .  10

  Item 5.  Other Information.  . . . . . . . . . . . . . . . . . . . . . . .  10

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  10

SIGNATURES. . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . . .  11


                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------


ITEM  1.     FINANCIAL  STATEMENTS.
The  following  financial  statements  are  included as part of this quarterly report:
Unaudited Consolidated Balance Sheet at June 30, 2000 and December 31, 1999. . . . . . . . . .  3

Unaudited Consolidated Statement of Operations for the period from inception, March 5,
1999, to June 30, 2000, the six months ended June 30, 2000, the period from inception to
June 30, 1999, the quarter ended June 30, 2000 and the quarter ended June 30, 1999 . . . . . .  4

Unaudited Consolidated Statement of Cash Flows for the period from inception, March 5,
1999, to June 30, 2000, the six months ended June 30, 2000 and the period from inception to June 30, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Unaudited Consolidated Statement of Shareholders' Equity for the period from inception,
March 5, 1999, to June 30, 2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Unaudited Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .  7

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  BALANCE  SHEET
UNAUDITED
U.S. DOLLARS                                                    JUNE 30,   DECEMBER 31,
                                                                    2000           1999
                                                            ------------  -------------
                                                                    $              $
ASSETS
CURRENT ASSETS
Cash                                                             68,244        105,002
Accounts receivable                                               6,727              -
Prepaid expenses                                                  2,800          2,904
                                                            ------------  -------------

TOTAL CURRENT ASSETS                                             77,771        107,906

OFFICE EQUIPMENT                                                 10,556          3,334

DISTRIBUTION RIGHTS AND SOFTWARE DEVELOPMENT                  1,987,027        756,478
                                                            ------------  -------------

TOTAL ASSETS                                                  2,075,354        867,718
                                                            ============  =============

LIABILITIES
CURRENT LIABILITIES
Accounts payable                                                144,881        248,899
                                                            ------------  -------------

SHAREHOLDERS' EQUITY
SHARE CAPITAL (note 2)
Authorized
- 100,000,000 shares of common stock, $0.0001 par value
-  5,000,000 shares of preferred stock, $0.0001 par value
Issued and outstanding
- 16,757,072 common shares (1999 - 15,588,359)                    1,676          1,559
Additional paid in capital                                    2,935,553      1,095,297
                                                            ------------  -------------

TOTAL SHARE CAPITAL                                           2,937,229      1,096,856

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE             (1,006,756)      (478,037)
                                                            ------------  -------------

NET SHAREHOLDERS' EQUITY                                      1,930,473        618,819
                                                            ------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    2,075,354        867,718
                                                            ============  =============

CONTINUANCE OF OPERATIONS (NOTE 1)


    The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  STATEMENT  OF  OPERATIONS
UNAUDITED
U.S.  DOLLARS
                                    INCEPTION,      SIX MONTHS    INCEPTION,     QUARTER     QUARTER
                                  MARCH 5, 1999,      ENDED        MARCH 5,       ENDED       ENDED
                                   TO JUNE 30,       JUNE 30,     TO JUNE 30,    JUNE 30,   JUNE 30,
                                       2000            2000          1999          2000       1999
                                 ----------------  ------------  -------------  ----------  ---------
                                       $                $              $            $           $
GENERAL AND ADMINISTRATIVE
EXPENSES
Corporate promotion                      107,847        65,710          1,045      25,289      1,045
General corporate expenses               103,734        48,122          1,299      28,158      1,299
Management and consulting fees           442,477       285,837          7,473     152,210      7,473
Office expenses                           44,307        30,028              -      18,888          -
Professional fees                        196,831        30,910          1,700      11,564      1,700
Rent                                      39,765        15,937            834       4,964        834
Travel                                    81,843        53,365          1,433      33,887      1,433
                                 ----------------  ------------  -------------  ----------  ---------

TOTAL GENERAL AND
ADMINISTRATIVE EXPENSES                1,016,804       529,909         13,784     274,960     13,784

INTEREST INCOME                          (10,048)       (1,190)          (688)       (113)      (688)
                                 ----------------  ------------  -------------  ----------  ---------

NET LOSS FOR THE PERIOD                1,006,756       528,719         13,096     274,847     13,096
                                 ================  ============  =============  ==========  =========


Weighted Average Number of
        Shares Outstanding                           9,294,601        515,747   9,789,056     663,103
                                                   ------------  -------------  ----------  ---------

NET LOSS PER SHARE                                        0.06           0.03        0.03        0.02
                                                   ============  =============  ==========  =========


    The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
UNAUDITED
U.S.  DOLLARS
                                                    INCEPTION,      SIX MONTHS     INCEPTION,
                                                  MARCH 5, 1999,      ENDED      MARCH 5, 1999,
                                                   TO JUNE 30,       JUNE 30,      TO JUNE 30,
                                                       2000            2000           1999
                                                 ----------------  ------------  ---------------
                                                       $               $                $
OPERATING ACTIVITIES
Net loss for the period                               (1,006,756)     (528,719)         (13,096)
Adjustments to reconcile net loss to net cash
used in operating activities:
- depreciation                                               740           493                -
- accounts receivable and prepaid expenses                 3,077        (6,623)          (1,685)
- accounts payable                                       112,651      (104,018)           6,977
                                                 ----------------  ------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES                   (890,288)     (638,867)          (7,804)
                                                 ----------------  ------------  ---------------

FINANCING ACTIVITIES
Proceeds from sale of common shares                    1,048,601     1,048,600                1
Loans from parent company prior to acquisition           115,000             -          115,000
Cash acquired on acquisition of parent company         1,001,481             -        1,001,481
                                                 ----------------  ------------  ---------------

TOTAL CASH FLOW FROM FINANCING ACTIVITIES              2,165,082     1,048,600        1,116,482
                                                 ----------------  ------------  ---------------

INVESTING ACTIVITIES
Distribution rights and software development          (1,195,254)     (438,776)        (348,934)
Office equipment                                         (11,296)       (7,715)               -
                                                 ----------------  ------------  ---------------

TOTAL CASH USED IN INVESTING ACTIVITIES               (1,206,550)     (446,491)        (348,934)
                                                 ----------------  ------------  ---------------

INCREASE IN CASH DURING THE PERIOD                        68,244       (36,758)         759,744

CASH AT THE BEGINNING OF THE PERIOD                            -       105,002                -
                                                 ----------------  ------------  ---------------

CASH AT THE END OF THE PERIOD                             68,244        68,244          759,744
                                                 ================  ============  ===============

NON-CASH ACTIVITIES NOT INCLUDED
       IN CASH FLOWS
Ascribed value of shares issued to
       acquire copy protection license                   791,773       791,773                -
Cancellation of loans from parent
       company on acquisition                            115,000             -          115,000
Ascribed value of shares issued in
       excess of cash acquired on
       acquisition of parent company                      95,374             -           95,374


    The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
INCEPTION,  MARCH  5,  1999,  TO  JUNE  30,  2000
UNAUDITED
U.S.  DOLLARS

                                                            ADDITIONAL                    TOTAL
                                        NUMBER      PAR      PAID IN                   SHAREHOLDERS'
                                       OF SHARES   VALUE     CAPITAL      DEFICIT        EQUITY
                                                     $          $            $             $
Issuance of shares for cash on
incorporation                                   1       1           -              -              1

Adjustment for change in share
structure resulting from acquisition
of eVideo U.S.A., Inc.                  6,623,015     661        (661)             -              -

Shares outstanding at date of
acquisition of eVideo U.S.A., Inc.,
previously issued for cash, net of
issue costs                             8,965,343     897   1,095,958              -      1,096,855

Net loss, inception to
December 31, 1999                               -       -           -       (478,037)      (478,037)
                                      -----------  ------  -----------  -------------  -------------

Balance, December 31, 1999             15,588,359   1,559   1,095,297       (478,037)       618,819

Issuance of shares for cash               666,000      67   1,048,533              -      1,048,600

Issuance of shares to acquire
copy protection license                   502,713      50     791,723              -        791,773

Net loss, six months ended
June 30, 2000                                   -       -           -       (528,719)      (528,719)
                                      -----------  ------  -----------  -------------  -------------

Balance, June 30, 2000                 16,757,072   1,676   2,935,553     (1,006,756)     1,930,473
                                      ===========  ======  ===========  =============  =============


    The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2000
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

2.   SHARE  CAPITAL

     The warrants that were outstanding that entitled their holder to purchase up to 307,693 shares of common stock at $3.25 per share until May 25, 2000 expired without being exercised.

     The Company has agreed to issue 3 common shares to the licensor of the Company's copy protection software for each 97 shares the Company issues in future to third parties.

3.   RELATED  PARTY  TRANSACTIONS

                                                                       Inception,     Six months
                                                                     March 5, 1999,     ended
                                                                       to June 30,     June 30,
                                                                          2000           2000
                                                                     ---------------  ----------
                                                                           $
Management and consulting fees paid to other companies that employ
directors and officers of the Company                                        323,501     169,852
Rent paid to a company that employed directors and
officers of the Company                                                       34,801      10,973

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATION.

On July 1, 2000, the Board of Directors appointed Mr. Charles Weber of Los Angeles as President, CEO and a Director. Mr. Weber has an extensive background in the Motion Picture Industry. Mr. Weber will direct the procurement of content from both the major and independent studios.

At June 30, 2000 the Company had not as yet developed the systems necessary to operate its content aggregation business model. It has completed its analysis of the software required for its customer ordering system and intends to proceed to a contract with an outside company to complete this software development. It anticipates this will take about four months to complete.

In  the  next  six  months,  the Company intends to spend $2,000,000 as follows:

     Software  and  website  development  -            $900,000
     Hardware  requirements                             400,000
     Marketing  and  general  overhead                  700,000
                                                     ----------
                                                     $2,000,000
                                                     ==========

To date, the Company has financed its development stage by private placements of common stock. The Company recognizes that it will need additional capital and it intends to complete a private placement financing to cover its requirements.

At June 30, 2000 the Company had cash on hand of $68,244. The Company anticipates that it will need a minimum of $2,000,000 plus general working capital in the next six months in order to meet its timetable. The Company's development schedule will be delayed unless the additional capital required by the Company is available when needed. Some of the capital expenditures will take place early in 2001. The Company intends to spend at least $5,000,000 over the next 12 months in the development of its system.

A critical factor in the Company's ability to market its video movies will be developing digital set-top box specifications for cable and satellite TV systems and obtaining manufacturers approval to include those specifications in their set-top boxes. A digital set-top box capable of receiving and storing the videos to be distributed by the Company is estimated to cost $500 - $600. Each subscriber will require a digital set-top box in order to receive e-VideoTV.

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

Inflation has not been a factor during the quarter ending June 30, 2000. While inflationary forces are moderately higher than in 1999, the increase in inflation is not material and does not appear to be a factor in any contemplated capital expenditures.

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

No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.

ITEM  5.     OTHER  INFORMATION.

The  Company  has  no  other  information  to  report.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits.

The  following  exhibits  are  filed  as  part  of  this  report.
Exhibit  27     Financial  Data  Schedule

(b)     Reports  on  Form  8-K.

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                                 E-VIDEOTV,  INC.

Date     August    ,  2000              By       /s/  Charles  Weber
         -----------------                       ---------------------
                                                 Charles  Weber
                                                 President
                                                 (Chief  Executive  Officer)

Date     August    ,  2000               By      /s/  Robert  G.  Dinning
         -----------------                       --------------------------
                                                 Robert  G.  Dinning
                                                 Chief  Financial  Officer