Form 10QSB
period 2000-09-30
E VIDEOTV INC/DE
filed 2000-11-16
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-QSB
(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934
For the quarterly period ended     September  30,  2000
                               -------------------------------------------------

[ ] Transition  report  under  Section  13  or  15(d)  of  the  Exchange  Act
    For  the  transition  period  from                 to
                                       ---------------    ----------------------

    Commission  file  number              0-27043
                             ---------------------------------------------------

                               E-VIDEOTV,  INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                          51-0389325
-------------------------------                 --------------------------------
(State or Other Jurisdiction of                            IRS Employer
 Incorporation  or Organization)                        Identification No.)

      7333  East  Doubletree  Ranch  Road,  Suite 205, Scottsdale, AZ  85258
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  480-778-1499
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes    X      No
   --------     ---------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes           No
   --------     ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State  the  number of shares outstanding of each of the issuer's classes of
common  shares,  as  of  the  latest  practicable  date:       16,757,072
                                                        ------------------------

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes           No   X
   --------     ---------

                                       E-VIDEOTV,  INC.

                                          FORM 10-QSB

                       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                                       TABLE OF CONTENTS


PART I FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .     2

     Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . .     2

     Item 2.  Management's Discussion and Analysis and Plan of Operation.      9

PART II  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .    10

     Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .   10

     Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . . .   10

     Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . . .   10

     Item 4. Submission of Matters to a Vote of Security Holders. . . . . .   10

     Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .   10

     Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   10

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

                                            PART I
                                     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The following financial statements are included as part of this quarterly report:

Unaudited Consolidated Balance Sheet at September 30, 2000 and December 31, 1999 . . . .        3

Unaudited Consolidated Statement of Operations for the period from inception, March 5,
1999, to September 30, 2000, the nine months ended September 30, 2000, the period from inception to September 30, 1999, the quarter ended September 30, 2000 and the quarter ended
September 30, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

Unaudited Consolidated Statement of Cash Flows for the period from inception, March 5,
1999, to September 30, 2000, the nine months ended September 30, 2000 and the period
from inception to September 30, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . .       5

Unaudited Consolidated Statement of Shareholders' Equity for the period from inception,
March 5, 1999, to September 30, 2000. . . . . . . . . . . . . . . . . . . . . . . . . . .       6

Unaudited Notes to the Consolidated Financial Statements. . . . . . . . . . . . . . . . .       7

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED BALANCE SHEET
UNAUDITED
U.S. DOLLARS                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                     2000            1999
                                                            ---------------  -------------
                                                            $                $
ASSETS
CURRENT ASSETS
Cash                                                                15,387        105,002
Accounts receivable                                                  6,726              -
Prepaid expenses                                                     2,800          2,904
                                                            ---------------  -------------

TOTAL CURRENT ASSETS                                                24,913        107,906

OFFICE EQUIPMENT                                                    22,107          3,334

DISTRIBUTION RIGHTS AND SOFTWARE DEVELOPMENT                     1,987,027        756,478
                                                            ---------------  -------------

TOTAL ASSETS                                                     2,034,047        867,718
                                                            ===============  =============

LIABILITIES
CURRENT LIABILITIES
Accounts payable                                                   198,241        248,899
Loan payable (note 2)                                               92,500              -
                                                            ---------------  -------------

TOTAL LIABILITIES                                                  290,741        248,899
                                                            ---------------  -------------
SHAREHOLDERS' EQUITY
SHARE CAPITAL (note 3)
Authorized
- 100,000,000 shares of common stock, $0.0001 par value
-  5,000,000 shares of preferred stock, $0.0001 par value
Issued and outstanding
- 16,757,072 common shares (1999 - 15,588,359)                       1,676          1,559
Additional paid in capital                                       2,935,553      1,095,297
                                                            ---------------  -------------

TOTAL SHARE CAPITAL                                              2,937,229      1,096,856

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                (1,193,923)      (478,037)
                                                            ---------------  -------------

NET SHAREHOLDERS' EQUITY                                         1,743,306        618,819
                                                            ---------------  -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       2,034,047        867,718
                                                            ===============  =============

CONTINUANCE  OF  OPERATIONS  (NOTE  1)


  The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  STATEMENT  OF  OPERATIONS
UNAUDITED
U.S. DOLLARS

                                  INCEPTION,    9 MONTHS      INCEPTION,    QUARTER      QUARTER
                              MARCH 5, 1999,       ENDED        MARCH 5,      ENDED        ENDED
                                TO SEPT. 30,    SEPT. 30,   TO SEPT. 30,   SEPT. 30,    SEPT. 30,
                                       2000         2000           1999        2000         1999
                                -----------  --------------  -----------  -----------  ----------
                                      $            $              $            $            $
GENERAL AND ADMINISTRATIVE
EXPENSES

Corporate promotion                130,656          88,519       24,535       22,809      23,490
General corporate expenses         125,378          69,766       45,200       21,644      43,901
Management and consulting fees     507,633         350,993       87,106       65,156      79,633
Office expenses                     64,094          49,815            -       19,787           -
Professional fees                  230,943          65,022       80,901       34,112      79,201
Rent                                45,366          21,538       11,525        5,601      10,691
Travel                              99,906          71,428       18,311       18,063      16,878
                                -----------  --------------  -----------  -----------  ----------

TOTAL GENERAL AND
ADMINISTRATIVE EXPENSES          1,203,976         717,081      267,578      187,172     253,794

INTEREST INCOME                    (10,053)         (1,195)      (6,859)          (5)     (6,171)
                                -----------  --------------  -----------  -----------  ----------

NET LOSS FOR THE PERIOD          1,193,923         715,886      260,719      187,167     247,623
                                ===========  ==============  ===========  ===========  ==========


Weighted Average Number of
        Shares Outstanding                       9,460,622    4,083,320    9,789,056   8,620,343
                                             --------------  -----------  -----------  ----------

NET LOSS PER SHARE                                    0.08         0.06         0.02        0.03
                                             ==============  ===========  ===========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED
U.S. DOLLARS                                         INCEPTION,   NINE MONTHS         INCEPTION,
                                                 MARCH 5, 1999,         ENDED     MARCH 5, 1999,
                                                   TO SEPT. 30,      SEPT. 30,      TO SEPT. 30,
                                                          2000           2000              1999
                                                ----------------  -------------  ---------------
                                                          $               $               $
OPERATING ACTIVITIES
Net loss for the period                              (1,193,923)      (715,886)        (260,719)
Adjustments to reconcile net loss to net cash
used in operating activities:
- depreciation                                              988            741                -
- accounts receivable and prepaid expenses                3,078         (6,622)          (1,399)
- accounts payable                                      166,011        (50,658)          72,765
                                                ----------------  -------------  ---------------

NET CASH USED IN OPERATING ACTIVITIES                (1,023,846)      (772,425)        (189,353)
                                                ----------------  -------------  ---------------

FINANCING ACTIVITIES
Proceeds from sale of common shares                   1,048,601      1,048,600                1
Loan payable                                             92,500         92,500                -
Loans from parent company prior to acquisition          115,000              -          115,000
Cash acquired on acquisition of parent company        1,001,481              -        1,001,481
                                                ----------------  -------------  ---------------

TOTAL CASH FLOW FROM FINANCING ACTIVITIES             2,257,582      1,141,100        1,116,482
                                                ----------------  -------------  ---------------

INVESTING ACTIVITIES
Distribution rights and software development         (1,195,254)      (438,776)        (497,783)
Office equipment                                        (23,095)       (19,514)          (5,452)
                                                ----------------  -------------  ---------------

TOTAL CASH USED IN INVESTING ACTIVITIES              (1,218,349)      (458,290)        (503,235)
                                                ----------------  -------------  ---------------

INCREASE IN CASH DURING THE PERIOD                       15,387        (89,615)         423,894

CASH AT THE BEGINNING OF THE PERIOD                           -        105,002                -
                                                ----------------  -------------  ---------------

CASH AT THE END OF THE PERIOD                            15,387         15,387          423,894
                                                ================  =============  ===============
NON-CASH ACTIVITIES NOT INCLUDED
       IN CASH FLOWS
Ascribed value of shares issued to
       acquire copy protection license                  791,773        791,773                -
Cancellation of loans from parent
       company on acquisition                           115,000              -          115,000
Ascribed value of shares issued in
       excess of cash acquired on
       acquisition of parent company                     95,374              -           95,374

  The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
INCEPTION,  MARCH  5,  1999,  TO  SEPTEMBER  30,  2000
UNAUDITED
U.S.  DOLLARS

                                                           ADDITIONAL                         TOTAL
                                          NUMBER     PAR     PAID IN                  SHAREHOLDERS'
                                       OF SHARES   VALUE     CAPITAL        DEFICIT          EQUITY
                                                     $          $              $             $
Issuance of shares for cash on
incorporation                                   1       1           -                -           1

Adjustment for change in share
structure resulting from acquisition
of eVideo U.S.A., Inc.                  6,623,015     661        (661)               -           -

Shares outstanding at date of
acquisition of eVideo U.S.A., Inc.,
previously issued for cash, net of
issue costs                             8,965,343     897   1,095,958                -   1,096,855

Net loss, inception to
December 31, 1999                               -       -           -         (478,037)   (478,037)
                                      -----------  ------  -----------  ---------------  ----------

Balance, December 31, 1999             15,588,359   1,559   1,095,297         (478,037)    618,819

Issuance of shares for cash               666,000      67   1,048,533                -   1,048,600

Issuance of shares to acquire
copy protection license                   502,713      50     791,723                -     791,773

Net loss, nine months ended
September 30, 2000                              -       -           -         (715,886)   (715,886)
                                      -----------  ------  -----------  ---------------  ----------

Balance, September 30, 2000            16,757,072   1,676   2,935,553       (1,193,923)  1,743,306
                                      ===========  ======  ===========  ===============  ==========

    The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2000
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

2.   LOAN PAYABLE

     The loan is without specific repayment and interest terms.

3.   SHARE CAPITAL

     The warrants that were outstanding that entitled their holder to purchase up to 307,693 shares of common stock at $3.25 per share until May 25, 2000 expired without being exercised.

     The Company has agreed to issue 3 common shares to the licensor of the Company's copy protection software for each 97 shares the Company issues in future to third parties.

     During the nine months ended September 30, 2000 the Company granted stock options to purchase an aggregate of 4,625,000 at prices ranging from $0.875 to $1.25 per share, of which 25,000 were cancelled during the period. The weighted average exercise price is $0.924 per share. At September 30, 2000 there were options outstanding on a total of 4,600,000 shares with a weighted average exercise price of $0.921 per share that are exercisable until 2005.

     A total of 6,968,016 shares held in escrow have been excluded from the calculation of the weighted average number of shares outstanding.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2000
UNAUDITED
U.S.  DOLLARS

4.   RELATED PARTY TRANSACTIONS

                                                                        Inception,   Nine months
                                                                    March 5, 1999,         ended
                                                                      to Sept. 30,     Sept. 30,
                                                                             2000          2000
                                                                    ---------------  -----------
                                                                               $              $
Management and consulting fees paid to other companies that employ
directors and officers of the Company                                       383,149      229,500
Rent paid to a company that employed directors and
officers of the Company                                                           -       10,973

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATION.

The Company continues to focus on its exclusive rights to activate Macrovision Corporation's copy protection circuit used in all home movie devices and set-top boxes for video received in Faster Than Real Time (FTRT) and stored for later viewing.

Macrovision copy protection allows consumers to view, but not record, programs that are copy protected at the direction of program copyright holders. The technology is designed to deter unauthorized home taping of digitally delivered programs. Macrovision holds an equity interest in the Company.
While the Company continues to position itself as a B2B content aggregator to obtain new release Video-On-Demand (VOD) movies for transmission by its distributors, it is also pursuing a program of licensing throughout the world. It is currently in discussions with interested parties in different countries regarding licensing.

The  Company  has  initiated  three  specific  strategies  regarding  VOD:

1. Licensing operators such as cable, satellite, wireless, DSL and other broadband distributors for FTRT VOD service.

2.   Licensing set-top box manufacturers and strategic partners.

3. Using its relationships in Hollywood to position the Company as a VOD content aggregator to obtain new release movies.

The annual home movie market is estimated at $14 billion. Of this, it is estimated that 85% is represented by new release movies. VOD content can be started at anytime thus there is no need for recording of the program. It is expected that Hollywood will require that new VOD new-release-content be copy protected and Macrovision is the accepted standard.

The license rights from Macrovision Corp are for a five year period with an option to renew for an additional five years. The Company has complied with all requirements of its agreement with Macrovision Corp to date, and is cognizant of its obligations both now and in the future regarding its commitment to Macrovision.

In the next 12 months, the Company estimates it will require $2,000,000 to assist in research and development, marketing and general overhead.

Proposed capital expenditures do not include any costs associated with manufacturing and distribution of set top boxes. Other interested parties will finance these costs.

The Company has financed its development stage to date by private placements of common stock. It also recognizes that it currently does not have sufficient funds to finance its operation over the next 12 months. The Company plans to complete additional private placement financings to provide the necessary funds. The inability of the Company to arrange necessary financing will have a material adverse effect on proposed operations.

The Company further recognizes that its development schedule will be delayed unless additional capital required is available when needed.

Inflation  has  not  been a factor during the quarter ending September 30, 2000.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

ITEM  5.     OTHER  INFORMATION.

The  Company  has  no  other  information  to  report.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits.

The  following  exhibits  are  filed  as  part  of  this  report.

Exhibit  27     Financial  Data  Schedule

(b)     Reports  on  Form  8-K.

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                   E-VIDEOTV,  INC.

Date     November 14, 2000            By  /s/  Charles  Weber
     -------------------------           ---------------------------------------
                                      Charles  Weber
                                      President  (Chief  Executive  Officer)

Date     November 14, 2000            By  /s/  Robert  G. Dinning
     -------------------------          ----------------------------------------
                                      Robert  G.  Dinning
                                     Chief  Financial  Officer