Form 10KSB
period 2000-12-31
E VIDEOTV INC/DE
filed 2001-04-16
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-KSB
     (Mark  One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000
                                     -------------------


[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to ____________

     Commission  file  number     0-27043
                                  -------

                                E-VIDEOTV, INC.
--------------------------------------------------------------------------------

        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                             51-0389325
-------------------------------                            ---------------------
(State or Other Jurisdiction of                                IRS  Employer
 Incorporation  or  Organization)                            Identification No.)

     7333  E.  Doubletree  Ranch  Rd,  Scottsdale,  AZ  85258
--------------------------------------------------------------------------------

                    (Address of Principal Executive Offices)
                                  480-778-1499
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)
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
     Yes  X                 No
         ---                   ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State  issuer's  revenues  for  its  most  recent  fiscal  year.          Nil
                                                                          ---

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

          $5,749,448          As  of          March  15,  2001
   -------------------------            -----------------------------

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes                    No
         ---                   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date: 16,757,072 As of March 15,
                                                     -----------      ----------
2001
----

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

Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes                    No  X
         ---                   ---

TABLE  OF  CONTENTS

PART I.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
  Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . .   4
  Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . .  10
  Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  10
  Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .  10

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
  Item 5.   Market for Common Equity and Related Stockholder Matters.. . . .  11
  Item 6.   Management's Discussion and Analysis and Plan of Operation.. . .  11
  Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . .  13
  Item 8.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure . . . . . . . . . . . . . . . . . . . .  27

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act. . . . . . . .  28
  Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .  30
  Item 11.  Security Ownership of Certain Beneficial Owners and Management .  31
  Item 12.  Certain Relationships and Related Transactions . . . . . . . . .  32
  Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  33

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

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

Unless otherwise indicated, all references to the Company include the operations of the Company and its wholly owned subsidiary, EVideo U.S.A., Inc.

The primary business of the Company is to develop, deploy, acquire and license technologies related to the Video-On-Demand (VOD) industry. The Company believes that the VOD industry is moving rapidly towards a download model, where movies will be downloaded as compressed digital files to a hard drive located in the set top box. The cost of hard drive storage has dropped in the last year and is enabling such new product and service opportunities. The Company also believes that the movie industry will be even more aggressive in its copyright protection efforts once electronic delivery to the home of digital quality movies becomes more prevalent. The movie industry is defined as the major motion picture studios, including MGM, Paramount, Disney, Dreamworks, Universal/Sony, and Warner Bros. The movie industry's current position is that all STB (set top box) makers and all distributors have the ability to provide analog copy protect on request for their properties. The industry takes this position because they own the intellectual property and can dictate copy-protection and thus deter unauthorized copying of videos.

In support of this strategy, the Company has acquired the exclusive rights from Macrovision to use their copy protection technology for Pay-Per-View (PPV) and Video-On-Demand (VOD) movies downloaded to set top boxes ("STB") in "faster than real time" (FTRT) in cable, satellite and broadband applications in the USA. "Faster than real time" is also known as Less-Than-Real-Time. An example of FTRT would be a 2-hour movie stored in a file and downloaded to a set top box in less than 15 minutes. The Company also has first rights with Macrovision to expand its exclusive license to other countries.

Macrovision is the de-facto worldwide industry standard in analog copy protection technology for movies. Macrovision copy protection allows consumers to view on TV, but not record on VHS tape, programs that are copy protected. The purpose of the technology is to deter unauthorized home taping of digitally delivered programs. Thus, the Macrovision protection device is installed in virtually all digital home movie devices such as DVD players, cable set top boxes, and satellite receivers. The Macrovision technology protects the analog output connection to the television set. It is estimated that currently there are approximately 250 million analog TV sets in the USA.

The Company intends to license FTRT copy protection to all US cable, satellite and DSL broadband operators that download movies in FTRT. The Company will collect a license sign-up fee plus royalty fees based on a percentage of revenue for each movie viewed.

The Company also intends to license all set top box manufacturers that make units capable of receiving movie downloads in FTRT and sold in the US. The Company will collect a license sign-up fee plus royalty fees for each set top box shipped. The Company estimates there are in excess of 50 set top box manufacturers and all these companies will be contacted regarding licensing.

In March 2000, the company executed a LESS-THAN-REAL-TIME MASTER LICENSE AGREEMENT with Macrovision Corporation, a Delaware corporation, of 1341 Orleans Drive, Sunnyvale, California 94089, USA. The company paid an initial license fee of $400,000. As part of this agreement, the Company issued 502,713 shares of its common stock to Macrovision, which represents 3% of the Company's outstanding common shares, and agreed to issue the licensor 3 additional shares for each 97 shares the Company subsequently issues to third parties. The 502,713 shares were issued at a value of $1.575 per share for a total consideration of $791,773. The anti-dilution provisions within the agreement shall remain in effect as long as the agreement is in force.

The license is for a five year term ending January 31, 2005 and may be extended until January 31, 2010. A usage royalty based on pay-per-view transaction fees charged to viewers is collected from the operator and a portion is payable to Macrovision. Minimum annual royalties of $250,000 are due each January 31 from 2001 until 2004, and as the license is extended, of $350,000 each January 31 from 2005 until 2009.

Each minimum royalty paid may be applied against usage royalties incurred during the following twelve months. The minimum royalty of $250,000 for the year 2001 has been paid to Macrovision. Annual pre-payment royalty fees are due by January 31st each year.

The license will become non-exclusive if the Company does not generate a one-month usage royalty of $1,000 by January 31, 2002, or if FTRT broadcasts do not generate in excess of $250,000,000 in gross VOD/PPV revenues in the United States in the fourth full year of operation following the month the Company first generates a usage royalty of $1,000.

The Company has the option of extending the exclusive license to other countries, subject to certain restrictions and payments.

At the present time, the Company is in the development stage, does not have any customers, and has not earned any revenues from its proposed operations. The Company currently has 5 employees, who are employed by the Company through consulting contracts. The Company's head office is located in Scottsdale, Arizona. The Company expects to expand its workforce in the next 12 months.

All of the shares issued and to be issued to eVideo International, Inc. for the acquisition of EVideo U.S.A., Inc. have been released from escrow. As the business model has changed significantly from what was contemplated at the time of the transaction, both the Board of Directors and other significant shareholders deemed it both applicable and appropriate to cancel the escrow agreement and release the shares.


COMPETITION

The Company is not aware of any visible direct competitors in this FTRT copy-protection field. Since the Macrovision technology is a de-facto industry standard, and the Company has exclusive rights, the Company believes it has no apparent competitors for licensing FTRT analog copy-protection.

THE  INDUSTRY

Electronically delivered VOD movies will compete directly with the video store business that represents $15 billion in revenue per year. Cable operators, satellite operators, and broadband DSL operators are eager to enter the VOD market and capture a share of this revenue. These operators will offer VOD by electronically delivering movies to the home. However, unlike Pay-Per-View, full VOD allows the viewer to have full VCR-like control over the movie. This allows them the capability to pause, stop, rewind, or fast-forward the movie just like the video rental experience. Without this rich control capability, viewers tend to prefer the video store rental, making this a requirement for any VOD success. Providing this individual control capability using streaming methods has required that the operators allocate a unique dedicated channel to each viewer while their movie is playing.

Some cable operators have attempted to offer a VOD solution by streaming video to the home set top box. With streaming, to provide the full VCR like control that consumers demand, they must allocate a unique individual channel to each viewer for the duration of the movie including "pause" and "re-play" time. Although these systems have worked well in small trials, operators are now finding that scaling the solution to meet full subscriber demand is costly. They must deploy large amounts of fiber and other expensive equipment to create the channel capacities required. In addition, satellite broadcasters do not have the wireless bandwidth capacity to allocate sufficient channels to effectively provide such VOD services to their large subscriber base.

The Company feels that an elegant VOD solution exists by downloading the movie to a set top box containing a hard drive. Multi-cast techniques can be used to transmit the movie file simultaneously to large numbers of set top boxes for recording on a local hard drive. When the viewer actually watches the movie, functions such as pause, rewind, etc. are local functions and do not require any network activity or consume precious network bandwidth. This allows for independent VOD viewing by up to 100% of the subscribers simultaneously yet requiring only a small number of transport channels.

The Company believes that the next major growth in the home entertainment industry is focused on Personal Television, powered by set-top boxes with hard drives that can store programs, VOD movies, provide time shifting and Personal TV channels (PTV). Most of the major set top manufacturers are now introducing units with hard drives of up to 40 GBytes. This is sufficient capacity to store 10-15 movies. Set top box manufacturers are also providing time-shift and live-pause functionality similar to TIVO and ReplayTV as consumers find these conveniences attractive.


OTHER  TECHNOLOGIES  &  PATENT  PENDING

The Company has also developed a technical methodology related to the pre-caching of movies in set top boxes prior to the viewer ordering the movie regardless of the download speed. This innovation offers industry advantages in delivery efficiencies and consumer satisfaction. The Company has filed for a patent with the US Patent Office. The Company has subsequently learned that an existing patent by others has some similar claims. Further investigation by the Company's patent legal council, on this matter, is required to determine the extent of overlap and/or uniqueness of the Company's patent claims.

In addition, the Company has identified a number of issued patents that it may wish to acquire to compliment the Company's work in the areas of VOD and caching and could create an expanded license model beyond the Macrovision technology. The Company plans to explore these opportunities. While the company wishes to acquire existing patents, it should be noted that it currently does not have the resources to make such patent acquisitions.

During the year, the company spent $254,100 on research and development. This is primarily represented by fees paid or payable to Mssrs. Nickerson and Bennett. In 1999, the company did not expense any funds on research and development.

RISK  FACTORS

An investment in stock of the Company is highly speculative, involves a high degree of risk, and should not be made by any person who cannot afford the loss of the entire investment. The following factors should be considered carefully in evaluating the Company and its business.

Lack  of  Prior  Operations  and  Experience

The Company is a development stage company, has no revenues from operations and, except for the services of its officers and directors and the cash on hand, has no other significant tangible assets. Accordingly, there can be no assurance that the Company will operate at a profitable level. The Company's proposed business involves licensing technology related to the electronic delivery of videos on an FTRT basis. Future development and operating results will depend on many factors, including the initial sign up of the licensees, the demand for the Company's technology, price sensitivity, and the Company's ability to develop territories and control costs. In addition, the Company's future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the video entertainment industry, which is characterized by intense competition, rapid technological change, significant regulation and significant consolidation of ownership.

Acceptance  of  Company's  Technology;  Creation  of  New  Market

There can be no assurance that the Company's acquired licensing technologies will be activated by cable, satellite television, and other broadband operators. In fact, there has not yet been widespread acceptance of the FTRT caching technology to date. Although the Company believes that there will be a large market for its copy protection technology, there can be no assurance that such a market will develop, or how quickly such development may occur. The cable and digital broadcast industries have not yet determined whether they will utilize caching technologies, or streaming delivery that would not require a license from the Company. If the cable and digital broadcast companies choose to use streaming technology as their primary VOD delivery model then the Company will be unable to continue as a going concern.

A critical factor in the Company's ability to market its technologies will be any decisions by the movie industry and other content providers to abandon or reduce copy protection requirements. Should this happen then the Company will be unable to continue as a going concern.

A digital set-top box capable of receiving and storing the videos in FTRT is currently estimated to cost approximately $400. This price could be a barrier to acceptance of the Company's FTRT technology. It is also undetermined whether this box cost would be borne by the subscriber or the operator. The inability of operators to raise the necessary capital to purchase such boxes could hinder the Company's ability to develop and expand its market presence.

Dependence upon the Macrovision license. The Company's success is dependent upon exploiting its license with Macrovision. If the Company is unable to continue to make payments to Macrovision to keep its exclusive license or if the Company forfeits such license for any other reason, it will be unable to continue as a going concern

Additional  Financing  Required  -  Dilution  to  Present  Shareholders

The Company does not currently have sufficient funds to reach full market penetration of its licenses and generate royalty income and be competitive in the industry. The Company's capital requirements will depend on a variety of factors, including the signing up of licensees, the time involved to achieve significant sign ups, the acquisition of further licenses, patents, and other technologies and market acceptance of and demand for its technologies. The timing and amount of such capital requirements cannot be accurately predicted. There is no assurance that additional funds will be available from any source when needed by the Company. If additional funds are not available, the Company may not be able to continue in business.

In order to raise additional capital, the Company may issue additional shares of common stock at prices that will be determined by the Company's Board of Directors. The issuance of any such shares may result in a reduction of the net book value per share or market price of the outstanding shares of the Company's common stock, and will reduce proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in control of the Company.

The Company is currently negotiating with an international investment bank and NASD member firm regarding additional funding. The outcome of these negotiations will not be known for at least 90 days.

Stock  Options

The Company has approved a stock option plan that sets aside 5,000,000 of the Company's common stock for issuance upon the exercise of stock options. During the year, the following stock options were granted:

Date Granted         Optionee        No. of Shares  Effective Date  Expiration Date
-------------  --------------------  -------------  --------------  ---------------
Nov 30, 2000   Glen Williamson             155,000  Nov 30, 2000    Nov 30, 2005
Nov 30, 2000   Karen Blandini              155,000  Nov 30, 2000    Nov 30, 2005
Nov 30, 2000   Dan Cravens                 120,000  Nov 30, 2000    Nov 30, 2005
Nov 30, 2000   Phil Dion                   120,000  Nov 30, 2000    Nov 30, 2005
Nov 30, 2000   Jennifer Schrier             20,000  Nov 30, 2000    Nov 30, 2005
Nov 30, 2000   Peter Wilson                400,000  Nov 30, 2000    Nov 30, 2005
Nov 30, 2000   Peter Van der Gracht         50,000  Nov 30, 2000    Nov 30, 2005
Nov 30, 2000   Lisa Payne                   50,000  Nov 30, 2000    Nov 30, 2005
                                         ---------
                                         1,070,000


On  Jan  12,  2001,  the  following  options  were  granted:

Jan 12, 2001.  Roy Bennett               1,100,000  Jan 12, 2001    Jan 12, 2006
Jan 12, 2001.  Robert Dinning            1,100,000  Jan 12, 2001    Jan 12, 2006
Jan 12,2001 .  Harvey Nickerson          1,100,000  Jan 12, 2001    Jan 12, 2006
Jan 12, 2001.  Charles Weber               300,000  Jan 12, 2001    Jan 12, 2006
                                         ---------
                                         3,600,000
                                         ---------
Total Options                            4,670,000
                                         =========


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

Corporate  Size  Disadvantage  &  New  Technologies

The cable, satellite and STB industries are characterized by a large percentage of the industry controlled by a small number of large companies. The Company will be at a disadvantage in negotiating licenses with other companies having larger technical and legal staffs, established market positions and greater financial and operational resources than the Company. There can be no assurance that the Company will be able to conclude licenses in a timely manner. There can be no assurance that other companies will not succeed in developing products, or new competing technologies that are more effective or more effectively marketed than technologies marketed by the Company or that render the Company's technology obsolete.

Dependence  on  Third  Parties

The Company will rely on Macrovision's ability to enforce its intellectual property rights licensed to the Company. Any change in Macrovision's ability to do this could have a material adverse effect on the Company.

Control  by  Principal  Shareholders.

The Company's officers, directors and principal shareholders own approximately 47.7% of the Company's outstanding common stock. The Company's officers and directors will therefore be able to influence the election of the Company's
Directors  and  thereby  direct  the  Company's  policies  and  affairs.

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

Quarter ended       High Bid   Low Bid                   High Bid   Low Bid
------------------  ---------  --------                 --------  -----------

March 31, 2000      $    5.19  $   4.81  n/a
June 30, 2000       $    2.69  $   2.53  June 30, 1999  $   4.19  $     1.63
September 30, 2000  $    0.81  $   0.68  Sept 30, 1999  $   2.50  $     0.63
December 31, 2000   $    0.30  $   0.22  Dec 31, 1999   $   3.25  $     1.06

As of February 8, 2001, there were approximately 331 holders of record of the Company's common stock.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay, any dividends.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATION.

The Company continues to focus on its exclusive rights in the USA to license the use of Macrovision Corporation's analog copy protection used in home movie devices and set-top boxes for video received in Faster Than Real Time (FTRT) and stored for later viewing. The Company also has first rights with Macrovision to expand its exclusive license to other countries.

Macrovision copy protection allows consumers to view, but not record, programs that are copy protected at the direction of program copyright holders. The technology is designed to deter unauthorized home taping of digitally delivered programs. Macrovision holds a 3% equity interest in the Company.

The Company reviewed its software developed with the assistance of BurntSand and determined that because of a change in the business model, this software is no longer necessary. Accordingly, the Company has written down software development costs by $424,031.

During the year, the Company completed a private placement for 666,000 common shares, resulting in proceeds of $1,048,600. These shares were sold at $1.575 per share. The Company has also received $45,000 in share subscriptions. 45,000 common shares will be issued after the year-end for these share subscriptions. An additional $99,000 was raised through loans. These loans include a loan for $47,500 that is interest free until August 16, 2001 and thereafter will bear interest at US prime plus 2%. The remaining $51,500 was received from directors and there are no set terms of repayment.

Subsequent to the year-end, the Company agreed to a private placement for the sale of 687,500 common shares at $0.80 per share for $550,000. There will be one warrant available per share issued provided the placement is fully completed. Each warrant shall be outstanding for two years and exercisable at $0.30 per share in the first year and $0.50 per share in the second year. The Company will undertake to file a registration in the current fiscal year. As at March 28, 2001, $425,000 has been received and the Company has been advised by the remaining investor that the balance of $125,000 will close in April 2001.

In February, 2001, the Company prepaid its royalties to Macrovision for the year 2001 in accordance with the terms of its agreement. While the Company does not currently have sufficient funds to continue operation, it will continue to pursue private placements, loans, and any other appropriate terms of financing.



The  Company  has  initiated  three  specific  strategies  regarding  VOD:

          1. Licensing operators such as cable, satellite, wireless, DSL and other broadband distributors for FTRT VOD service.

          2.   Licensing  set-top  box  manufacturers  and  strategic  partners.

          3. Developing technologies and acquiring patents and technologies to expand its licensing model with VOD operators and STB manufacturers.

The annual home movie market is estimated at $15 billion. Of this, it is estimated that 85% is represented by new release movies. VOD content can be started at anytime thus there is no discernable need for recording of the program. It is expected that the movie industry will require new VOD new-release-content be copy protected similar to video store rentals. Macrovision is the accepted copy-protection standard.

The license rights from Macrovision Corp are for a five year period with an option to renew for an additional five years. The Company has complied with all requirements of its agreement with Macrovision Corp to date, and is cognizant of its obligations both now and in the future regarding its commitment to Macrovision.

In the next 12 months, the Company estimates it will require funding for: international licenses, operating licenses in various countries, patent purchases, and general working capital. Depending on the rollout of these items, funding requirements could range from $5 - $10 million. The Company has financed its development stage to date by private placements of common stock. It also recognizes that it currently does not have sufficient funds to finance its operation over the next 12 months. The Company plans to complete additional private placement financings to provide the necessary funds. The inability of the Company to arrange necessary financing will have a material adverse effect on proposed operations.

In the year 2001, the company intends to undertake additional R&D related to the head-end software, head-end servers, and set top box software to further support the download model for VOD content. The company intends to work closely with equipment manufacturers and vendors as appropriate in each of these areas. In addition, the company intends to explore the acquisition of patents and technologies related to its VOD licensing activities. Currently the company does not have the resources to complete these R&D efforts.

The Company further recognizes that its development schedule will be delayed unless additional capital required is available when needed.

Inflation  has  not  been  a  factor  during  the year ending December 31, 2000.

ITEM  7.     FINANCIAL  STATEMENTS

The following financial statements are included in this Annual Report on Form 10-KSB:

                                                                      PAGE  #

Report  of  the  Independent  Auditors                                     14

Consolidated Balance Sheets as at December 31, 2000 and
1999                                                                       15

Consolidated  Statements  of  Operations  for  the
cumulative  period  from  inception,  March 5, 1999, to
December 31, 2000, the year ended December 31, 2000 and
the  period  from inception, March 5, 1999, to December
31,  1999                                                                  16

Consolidated  Statements  of  Cash  Flows  for  the
cumulative  period  from  inception,  March 5, 1999, to
December 31, 2000, the year ended December 31, 2000 and
the  period  from  inception, March 5, 1999 to December
31,  1999                                                                  17

Consolidated  Statement  of  Shareholders'  Equity from
inception,  March  5,  1999,  to  December  31,  2000                      18

Notes  to  the  Consolidated  Financial  Statements                        19-27

INDEPENDENT  AUDITORS'  REPORT  ON  THE  FINANCIAL  STATEMENTS

To  the  Shareholders  of  e-VideoTV,  Inc.

We have audited the consolidated balance sheet of e-VideoTV, Inc. (A Development Stage Company) as at December 31, 2000 and statements of operations, cash flows and shareholders' equity for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2000 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States.

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




Vancouver,  Canada                                          GRANT  THORNTON  LLP
March  13,  2001                                           Chartered Accountants

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  BALANCE  SHEET
(EXPRESSED  IN  U.S.  DOLLARS)
                                                                              DECEMBER  31,
                                                                        ------------------------
                                                                            2000         1999
                                                                             $            $
                                                                        ------------  ----------

                                            ASSETS
CURRENT
Cash                                                                          2,276     105,002
Receivables and prepaids                                                      9,176       2,904
                                                                        ------------  ----------

TOTAL CURRENT ASSETS                                                         11,452     107,906

COMPUTER EQUIPMENT
   (net of accumulated depreciation of $10,181 (1999: $247)                  19,622      29,556

DISTRIBUTION RIGHTS AND SOFTWARE DEVELOPMENT (note 3)                     1,229,418     730,256
                                                                        ------------  ----------

                                                                          1,260,492     867,718
                                                                        ============  ==========

                                             LIABILITIES
CURRENT
Accounts payable and accrued liabilities (note 4)                           495,149     248,899
Loans from related parties (note 5)                                          99,000           -
                                                                        ------------  ----------

                                                                            594,149     248,899
                                                                        ------------  ----------

                                       SHAREHOLDERS' EQUITY
SHARE CAPITAL (note 6)
Authorized - 100,000,000 (1999 - 30,000,000) shares of
   common stock, $0.0001 par value and 5,000,000 shares
   of preferred stock, $0.0001 par value
Issued and outstanding - 16,757,072 (1999 - 15,588,359) common shares         1,676       1,559
Additional paid in capital                                                3,328,136   1,095,297
Share subscriptions                                                          45,000           -
                                                                        ------------  ----------

TOTAL SHARE CAPITAL                                                       3,374,812   1,096,856
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                         (2,708,469)   (478,037)
                                                                        ------------  ----------
                                                                            666,343     618,819
                                                                        ------------  ----------
                                                                          1,260,492     867,718
                                                                        ============  ==========

    The accompanying notes are an integral part of these consolidated financial  statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(EXPRESSED  IN  U.S.  DOLLARS)

                                                      CUMULATIVE,                    INCEPTION,
                                                     INCEPTION TO    YEAR ENDED    MARCH 5, 1999
                                                       DECEMBER       DECEMBER      TO DECEMBER
                                                       31, 2000       31, 2000       31, 1999
                                                           $              $              $
                                                     ============  ===============  ==========
Revenue                                                        -                -           -
                                                     ------------  ---------------  ----------

GENERAL AND ADMINISTRATIVE EXPENSES

Amortization                                             307,602          307,355         247
Compensation expense for stock options (Note 6)          392,583          392,583           -
Corporate promotion                                      161,205          119,068      42,137
General corporate expenses                               137,111           81,499      55,612
Management and consulting fees (Note 9)                  739,905          583,265     156,640
Office expenses                                          115,140          101,108      14,032
Professional fees                                        248,371           82,450     165,921
Rent                                                      77,589           53,761      23,828
Travel                                                   114,988           86,510      28,478
                                                     ------------  ---------------  ----------

                                                       2,294,494        1,807,599     486,895

WRITE-OFF OF SOFTWARE DEVELOPMENT COSTS (Note 3)         424,031          424,031           -

INTEREST INCOME                                          (10,056)          (1,198)     (8,858)
                                                     ------------  ---------------  ----------

NET LOSS FOR THE PERIOD                                2,708,469        2,230,432     478,037
                                                     ============  ===============  ==========

Weighted Average Number of Shares
Outstanding                                                              9,543,179  5,470,052
                                                                   ---------------  ----------

NET LOSS PER SHARE (basic and diluted)                                        0.23       0.09
                                                                   ===============  ==========

    The accompanying notes are an integral part of these consolidated financial  statements.


E-VIDEOTV, INC.
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN U.S. DOLLARS)


                                                      CUMULATIVE,                    INCEPTION,
                                                     INCEPTION TO    YEAR ENDED    MARCH 5, 1999
                                                       DECEMBER       DECEMBER      TO DECEMBER
                                                       31, 2000       31, 2000       31, 1999
                                                           $              $              $
                                                     ============  ===============  ==========
OPERATING ACTIVITIES
Net loss for the period                               (2,708,469)      (2,230,432)   (478,037)
- compensation expense for stock options (Note 6)        392,583          392,583           -
- write-off of software developments costs               424,031          424,031           -
- depreciation and amortization                          317,536          317,289         247
CHANGE IN NON-CASH OPERATING WORKING CAPITAL
  - receivables and prepaids                               3,428           (6,272)      9,700
  - payables and accruals                                462,919          246,250     216,669
                                                     ------------  ---------------  ----------

                                                      (1,107,972)        (856,551)   (251,421)
                                                     ------------  ---------------  ----------
FINANCING ACTIVITIES
Proceeds from sale of common shares                    1,048,601        1,048,600           1
Shares subscribed                                         45,000           45,000           -
Loans from related parties                                99,000           99,000           -
Loans from parent company prior to acquisition           115,000                -     115,000
Cash acquired on acquisition of parent company         1,001,481                -   1,001,481
                                                     ------------  ---------------  ----------
                                                       2,309,082        1,192,600   1,116,482
                                                     ------------  ---------------  ----------
INVESTING ACTIVITIES
Distribution rights                                     (300,000)               -    (300,000)
License                                                 (445,000)        (415,000)    (30,000)
Software development                                    (424,031)         (23,775)   (400,256)
Office equipment                                         (29,803)               -     (29,803)
                                                     ------------  ---------------  ----------
                                                      (1,198,834)        (438,775)   (760,059)
                                                     ------------  ---------------  ----------
INCREASE (DECREASE) IN CASH DURING THE PERIOD              2,276         (102,726)    105,002
CASH AT THE BEGINNING OF THE PERIOD                            -          105,002           -
                                                     ------------  ---------------  ----------
CASH AT THE END OF THE PERIOD                              2,276            2,276     105,002
                                                     ============  ===============  ==========

NON-CASH ACTIVITIES NOT INCLUDED IN CASH FLOWS
Issuance of shares to acquire license (Note 3)           791,773          791,773           -
Cancellation of loans from parent company
  on acquisition                                         115,000                -     115,000
Ascribed value of shares issued in excess of cash
  acquired on acquisition of parent company               95,374                -      95,374
Compensation expense for stock options (Note 6)          392,583          392,583

    The accompanying notes are an integral part of these consolidated financial  statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
INCEPTION,  MARCH  5,  1999,  TO  DECEMBER  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)


                                                           ADDITIONAL                                        TOTAL
                                                  PAR         PAID IN          SHARE                 SHAREHOLDERS'
                                       NUMBER    VALUE        CAPITAL  SUBSCRIPTIONS       DEFICIT          EQUITY
                                     OF SHARES     $                $              $             $               $
Issuance of shares for cash on
incorporation                                 1       1            -                -            -                1

Adjustment for change in share
structure resulting from
acquisition of eVideo U.S.A., Inc.    6,623,015     661         (661)               -            -                -

Shares outstanding at date of
acquisition of eVideo U.S.A., Inc.
previously issued for cash, net of
ssue costs (note 3)                   8,965,343     897    1,095,958                -            -        1,096,855

Net loss, inception to December
31, 1999                                      -       -            -                -     (478,037)        (478,037)
                                     ----------  ------  ------------  --------------  ------------  ---------------

Balance, December 31, 1999           15,588,359   1,559    1,095,297                -     (478,037)         618,819

Issuance of shares for cash on
March 17, 2000                          666,000      67    1,048,533                -            -        1,048,600

Issuance of shares for license on
March 17, 2000 (Note 3)                 502,713      50      791,723                -            -          791,773

Share subscriptions received                  -       -     - 45,000           45,000            -           45,000

Compensation expense for stock
options (Note 6)                              -       -      392,583                -            -          392,583

Net loss, year ended December
31, 2000                                      -       -            -                -   (2,230,432)      (2,230,432)
                                     ----------  ------  ------------  --------------  ------------  ---------------

Balance, December 31, 2000           16,757,072   1,676    3,328,136           45,000   (2,708,469)         666,343
                                     ==========  ======  ============  ==============  ============  ===============

    The accompanying notes are an integral part of these consolidated financial  statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)

1.   OPERATIONS  AND  GOING  CONCERN

     The Company was incorporated in the state of Delaware, USA on July 25, 1997 under the name Oro Rico Mining Corporation. On August 25, 1997, ORM, Inc., an inactive Company incorporated in Colorado on July 25, 1997, was merged into the Company. The name of the Company was changed to Asia Pacific Enterprises, Inc. on October 16, 1997 and to e-VideoTV, Inc. on August 6, 1999.

     On June 23, 1999 the Company acquired all of the outstanding shares of eVideo U.S.A., Inc. (note 7). This business combination has been accounted for as an acquisition of the Company by eVideo U.S.A., Inc.

     The Company has commenced its planned principal operations although it has not yet earned any revenue. The Company's current operational focus is to secure licensing operators for its faster than real time (FTRT) video on demand service. To that end, management is devoting substantially all of the Company's resources to the identification and qualification of such potential licenses. The ability of the Company to market and exploit its FTRT video on demand technology is dependent on the company's ability to obtain adequate additional financing and to achieve profitable operations.

     The Company raised financing of $1,192,600 during 2000 through share issuances, share subscriptions and loans from related parties. Subsequent to year end, additional financing of $425,000 was obtained through the issuance of common shares (note 10). The company continues to devote significant efforts to obtaining private financing to fund the marketing of its technology.

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

     FINANCIAL INSTRUMENTS - The company has various financial instruments, including cash, receivables, accounts payable and accrued liabilities and loans from related parties. It was not practicable to determine the fair value of the loan from a related parties. The carrying values of all other financial instruments approximates their fair values.


  The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS

     DISTRIBUTION RIGHTS AND SOFTWARE DEVELOPMENT - The costs incurred to acquire the Company's distribution rights and develop its software were previously capitalized based on AICPA Statement of Position 98-1. During 2000, as a result of a change in business focus from licensing and distribution to concentrate solely on licensing, management determined that the capitalized software development costs should be written off (Note 3).

     The costs associated with the acquisition of distribution rights and required payments under license agreements have been capitalized and will be amortized over the term of the underlying license.

     Management regularly reviews the carrying value of its distribution rights to assess whether or not there has been an impairment in its carrying value. When the carrying values of these assets exceed their estimated net recoverable amounts, an impairment provision is recorded.

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

     LOSS PER SHARE - The company follows Statement of Financial Accounting Standard No. 128, to calculate earnings per share. Basic loss per share is computed using the weighed effect of all common shares issued and outstanding.

     ACCOUNTING FOR STOCK OPTIONS - In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which requires entities to calculate the fair value of stock awards granted to employees. This statement provides entities with the option of either electing to expense the fair value of employee stock-based compensation or to continue to recognize compensation expense under previously existing accounting pronouncements and to provide pro forma disclosures of net earnings (loss) and, if presented, earnings
     (loss) per share, as if the above-referenced fair value method of accounting was used in determining compensation expense.

     The company accounts for stock-based employee or director compensation arrangements in accordance with Accounting Principles Board Opinion No. 25
     -  Accounting  for  Stock  Issued  to  Employees  ("APB  No.  25").


  The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)

     Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable. Compensation is charged to expense over the shorter of the service or vesting period. Unearned amounts are shown as deferred compensation in shareholders' equity.

     RECENT  ACCOUNT  PRONOUNCEMENTS

     SFAS  Nos.  133  and  138

     The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and certain Hedging Activities, an amendment of FASB Statement No. 133", effective for fiscal years beginning after June 15, 2000. These Statements establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. If certain conditions are met, an entity may elect to designate a derivative as follows: (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a foreign currency denominated forecasted transaction, or a net investment in a foreign operation. The Statements generally provide for matching the timing of the recognition of the gain or loss on derivatives designated as hedging instruments with the recognition of the changes in the fair value of the item being hedged. Depending on the type of hedge, such recognition will be in either net income or other comprehensive income. For a derivative not designated as a hedging instrument, changes in fair value will be recognized in income in the period of change. Management is currently evaluating the impact of adopting SFAS Nos. 133 and 138 on the financial statements, but does not anticipate that they will have a material impact.

     SFAS  No.  140

     The Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125. The new Statement revises some of the standards for accounting for collateral and for securitizations and other transfers of financial assets. It is based on the financial-components approach used in SFAS 125 and carries over most of that Statement's accounting provisions without change. The revised accounting provision apply to transfers of financial assets occurring after March 31, 2001. SFAS 140 also requires expanded disclosures about securitized and pledged financial assets, which are effective for fiscal years ending after December 15, 2000. Management is evaluating the impact of adopting SFAS No. 140 on the financial statements, but does not anticipate that it will have a material impact.


  The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)

     COMPUTER EQUIPMENT - Computer equipment is recorded at cost less accumulated depreciation. The company records depreciation on computer equipment on a straight line basis over 36 months.

3.   DISTRIBUTION  RIGHTS  AND  SOFTWARE  DEVELOPMENT

                                              December 31,
                                                  2000
                                               Accumulated    Net book   December 31,
                                     Cost     Amortization     value         1999
                                      $             $            $             $
                                  ----------  -------------  ----------  -------------
Distribution rights                  300,000         60,000     240,000        300,000
Payments under license agreement   1,236,773        247,355     989,418         30,000
Software development costs                                -           -        400,256
                                  ----------  -------------  ----------  -------------

                                   1,536,773        307,355   1,229,418        730,256
                                  ==========  =============  ==========  =============

     In 1999, the Company paid $300,000 to a company controlled by an officer and director for the right to distribute video movies electronically in the United States in accordance with a system developed by that officer and director. At the time, that company had an option to acquire an exclusive license from an unrelated corporation to use certain technology which prevents a video from being copied onto a video cassette tape or other unauthorized device. The rights to the technology are limited to the electronic distribution of videos in the United States by means that transmit the video in FTRT for subsequent playback and viewing at normal speed.

     During 2000, the Company paid the optionor an additional $415,000 to maintain and exercise the option and acquire the license. In addition to the cash consideration, the Company issued 502,713 shares of its common stock valued at $791,773 to the licensor, which represents 3% of the Company's outstanding common shares, and agreed to issue the licensor 3 additional shares for each 97 shares the Company subsequently issues to third parties.

     The copy-protection license is for a five year term ending January 31, 2005 and may be extended until January 31, 2010. A usage royalty of 1% of the gross pay-per-view transaction fees charged to viewers is payable to the licensor. Minimum annual royalties of $250,000 are due each January 31 from 2001 until 2004, and, if the license is extended, of $350,000 each January 31 from 2005 until 2009. The January, 2001 option payment was made in February, 2001.


  The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)

     The license may be extended if the Company has materially complied with all of the terms and conditions of the license agreement if the Company provides the optionor with written notice on or before September 14, 2004. Each minimum royalty paid may be applied against usage royalties incurred during the following twelve months.

     The license will become non-exclusive if the Company does not generate a one-month usage royalty of at least $1,000 by January 31, 2002, or if the Company's transmission business does not generate in excess of $250,000,000 in gross revenues in the United States in the fourth full year of operation following the month it first generates a usage royalty of at least $1,000.

     The Company incurred costs of $400,256 in 1999 and $23,775 in 2000 on the design and operational testing of an electronic video delivery system software and the evaluation of hardware installation options and methods for internal use. During 2000, management determined that this development work would likely not provide substantive service potential and the $424,031 in development costs incurred were written off.

4.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

                                                          December 31, 2000   December 31, 1999
                                                                  $                   $
                                                          ------------------  ------------------
                                                                     272,149             144,023
Accounts payable                                                     223,000             104,876
                                                          ------------------  ------------------
Accrued liabilities                                                  495,149             248,899
                                                          ==================  ==================

5.   LOANS  FROM  RELATED  PARTIES

                                                          December 31, 2000   December 31, 1999
Loan from a company controlled by shareholders of the             $                   $
                                                          ------------------  ------------------
Company.  The loan is interest free up to August 16,
2001 after which it shall bear interest at the U.S.
Federal Reserve Board prime rate plus 2% and shall
become payable on demand                                              47,500                   -


Loans from directors of the Company.  These loans
bear no interest, have no set terms of repayment and are
unsecured.                                                            51,500                   -
                                                          ------------------  ------------------
                                                                      99,000                   -
                                                          ==================  ==================


  The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)

6.   SHARE  CAPITAL

     AUTHORIZED  CAPITAL

     During 2000 the Company increased its authorized capital from 30,000,000 common shares with a par value of $0.0001, to 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.

     STOCK  OPTIONS

     Subject to shareholder approval, the Company's directors resolved to create an employee and director stock option plan that sets aside 5,000,000 shares of the Company's common stock for issuance upon the exercise of stock options.

     The company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the company's pro-forma net loss and pro-forma net loss per share would not have been different than its actual net loss and net loss per share reported in these financial statements.

     The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the period from inception to December 31, 2000, assuming a risk-free interest rate of 4.88%, a volatility factor of 2.06%, zero dividend yield, and an expected life of six years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company's employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


  The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)

     A summary of the status of the company's options as at December 31, 2000 and changes during the year ended December 31, 2000 is presented below:


                                 EXERCISE         WEIGHTED
                                    PRICE          AVERAGE
                                PER SHARE   EXERCISE PRICE    SHARES
                                ==========  ===============  =========
Granted at FMV                  $     0.50  $          0.50  1,070,000
                                                             =========
Options outstanding at
   December 31, 2000                                      -  1,070,000
                                                             =========
Options exercisable at
   December 31, 2000                                      -  1,070,000
                                                             =========
Weighted-average fair value of
   options granted during the
   year                                                      $    0.37
                                                             =========

     The following table summarizes information concerning options outstanding at December 31, 2000:

                  TOTAL OUTSTANDING            EXERCISABLE
           -------------------------------  --------------------
                       WEIGHTED  WEIGHTED               WEIGHTED
RANGE OF                AVERAGE   AVERAGE                AVERAGE
EXERCISE    NUMBER    REMAINING  EXERCISE    NUMBER     EXERCISE
PRICES     OF SHARES       LIFE     PRICE   OF SHARES      PRICE
---------  ---------  ---------  ---------  ---------  ---------

0.50      1,070,000       4.91  $    0.50  1,070,000  $    0.50
          ==========                       =========

     The company granted options to purchase 1,070,000 shares of the company's common stock to non-employees during the year ended December 31, 2000 and recognized expense related to these options of $392,583. The expense amount was determined by the fair value of the options issued calculated using the Black-Scholes model.

     WARRANTS

     Warrants that entitled the holder to purchase up to 307,693 shares of common stock at $3.25 per share expired on May 25, 2000 without being exercised.

     ESCROWED  SHARES

     During 1999, a director of the Company placed 345,000 shares of common stock into escrow. These shares were released to the former director on February 9, 2001.

     In addition, all of the 6,623,016 common shares issued for the acquisition of eVideo U.S.A., Inc. (note 7) were held in escrow at December 31, 2000. These shares were released from escrow on February 9, 2001.


  The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)

7.   BUSINESS  COMBINATION

     On June 23, 1999, the Company acquired all of the outstanding shares of eVideo U.S.A., Inc. in exchange for the issuance of 6,623,016 shares of its common stock. This business combination has been accounted for as an acquisition of the Company by eVideo U.S.A., Inc. Accordingly, these consolidated financial statements combine the operations of eVideo U.S.A., Inc. since its incorporation on March 5, 1999 and the operations of e-VideoTV, Inc. since the date of acquisition, June 23, 1999. All intercompany transactions and balances have been eliminated.

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
                                                               --------------
       Value  assigned  to  8,965,343  shares  outstanding
       at  date  of  acquisition                               $    1,096,855
                                                               ==============

8.   INCOME  TAXES

     At December 31, 2000 the Company has net operating losses carried forward of approximately $2,100,000 (1999: $570,000) that may be offset against future taxable income from 2019 to 2020. The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses carried forward will not expire unused.

9.   RELATED  PARTY  TRANSACTIONS

     Pursuant to a management agreement effective for two years commencing June 21, 1999, the Company has committed to pay $12,000 per month to a company controlled by an officer and director of the Company for the services of that officer. $144,000 was paid during the year ended December 31, 2000 and $95,000 was paid for the period from inception to December 31, 1999. Consulting fees of $467,500 have been paid to other companies that employ other directors and officers of the Company. (1999: $58,649). Accrued liabilities at December 31, 2000 include $233,000 (1999: $Nil) of amounts due to related parties under consulting agreements.


  The accompanying notes are an integral part of these consolidated financial statements.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2000
(EXPRESSED  IN  U.S.  DOLLARS)

10.  SUBSEQUENT  EVENTS

     ADVISORY  SERVICES  AGREEMENT

     On January 30, 2001, the Company entered into a 12 month exclusive agreement with a financial advisory company which will provide advisory services to the Company in the areas of corporate development, corporate finance, and capital placement transactions. Compensation to the advisory company will range from 1% to 6.0% of the 'aggregate consideration'. The agreement specifies a minimum fee of $250,000 should a financing as specified in the agreement be completed with this financial advisory company.

     ISSUANCES  OF  CAPITAL  STOCK

     Subsequent to December 31, 2000 the Company completed a private placement of $425,000 through the issue of 531,250 shares of its common stock. Each share has a warrant attached exercisable for two years for the purchase of one additional share at $0.30 per share in the first year and $0.50 per share in the second year.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No  disagreements.


  The accompanying notes are an integral part of these consolidated financial statements.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

The  directors  and  executive  officers  of  the  Company  are:

Name                 Age          Position                    Director Since
---                  ---          --------                    ---------------

  Charles Weber       57  President and CEO, and Director     July 1, 2000

  Roy Bennett         54  Founder and Director                June 22, 1999

  Robert Dinning      61  Chief Financial Officer, Secretary  June 22, 1999
                          and Director

  Harvey Nickerson    43  Chief Technology Officer and        April 1, 2000
                          Director

CHARLES WEBER has been President and a Director since July 10, 2000. Mr. Weber has extensive experience in senior management positions, having previously been President and CEO of Lucasfilm Ltd, a well-known studio where he was responsible for all aspects of the Company's operations including the making of blockbuster movies such as Raiders of the Lost Ark, and More American Graffiti. He has also been president and CEO/COO of Embassy Communications, Entertainment Company of America and CanWest International Group.

Mr. Weber is a member of The Academy of Motion Pictures Arts and Sciences and The Academy of Television Arts and Sciences. Mr. Weber is a graduate of Manhattan College, where he received a Bachelor of Business Administration degree and went on to earn a Master's degree in Business Administration from Hofstra University.

ROY B. BENNETT has been an officer and director of the Company since June 1999. Mr. Bennett has also been the President of Roy B. Bennett and Associates Ltd., a private venture capital and management company specializing in new technology start-ups, corporate structuring and private funding since 1994. Mr. Bennett has a B.Sc. (1969) degree in Biology and a M.Sc.(1970) in Applied Sciences, both from Simon Fraser University in Burnaby B.C. As well, Mr. Bennett has a M.Sc.
(1971) in Entomology at the University of London, London England and a Diploma of Imperial College (D.I.C.) in Applied Science - Imperial College, London, England.

ROBERT DINNING has been a director of the Company since June 1999 and an officer of the Company since January 2000. Mr. Dinning is a Chartered Accountant, who has been a Business and Financial Management Consultant since 1977. He has been President of Castle Creek Capital Corp since 1999 and has provided management and financial advice to clients (both public and private companies) in the software technology, resource, hospitality and retail industries since 1977. In the past five years, positions held include; Chief Financial Officer and Director of First American Scientific Corp. from October 1995 to June 1999, and has been a Director of Visionary Solutions Ltd. He is currently a Director of Reward Enterprises Inc. and Apolo Gold Inc. Prior to 1977 Mr. Dinning was CFO and Secretary of a large national public broadcasting company in Canada.

HARVEY NICKERSON has been an officer of the Company since January 2000 and a director since April 2000. Mr. Nickerson is responsible for the architecture, technical direction and development of the Company's products. Prior to joining e-Video, Mr. Nickerson had an 18-year career in the technology, semiconductor and cable TV industry. After success as a design engineer, his career has grown to also include executive management, business planning, international product marketing, and technology licensing. Mr. Nickerson has two degrees in Electrical Engineering.

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

All directors are appointed until next annual meeting of shareholders. There is no compensation for attending meetings but travel expenses are reimbursed.

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

ITEM  10.     EXECUTIVE  COMPENSATION.

The following table on discloses all compensation received by the Company's President (the Chief Executive Officer) during the years ending December 31, 1997, 1998, 1999 and 2000. During 1997, 1998 and 1999 no executive officer received  cash  or  other  compensation  from the Company in excess of $100,000.

                                  Annual  Compensation                      Long-Term  Compensation
                     -----------------------------------------------  ----------------------------------
                                                              Other               Securities
Name and                                                     Annual    Restricted Underlying             All Other
Principal                                                    Compen-     Stock     Options/      LTIP      Compen-
Position                Year       Payment       Bonus       sation      Awards      SAR's      Payouts    sation
Charles J. Weber           2000  $ 77,500 (1)           0           0           0           0           0       0
President/CEO
Since July 10, 2000

Roy B. Bennett             2000  $153,000 (1)           0           0           0           0           0       0
President June 21          1999  $76,000  (1)           0           0           0           0           0       0
To July 10, 2000
Director - June 21,
1999.

Robert G. Dinning          2000  $ 126,000(1)           0           0           0           0           0       0
Director - June 21,
1999.                      1999            -
CFO/Secretary since
Jan 31, 2000

Harvey Nickerson           2000  $111,000 (1)           0           0           0           0           0       0
CTO since
Jan31, 2000
Director April 1,
2000.

Adrian Rollke              1999  $ 20,538 (1)           0           0           0           0           0       0
President from
Aug 27,1997 to
June 21,1999

(1)     Paid  or  due  to a corporation wholly owned by the named executive officer for the services of the named executive  officer.


The Company has employment agreements with Bennett, Weber and Nickerson. The Company entered into a two-year non-cancellable management agreement with Roy B. Bennett and Associates Ltd ("RBA Ltd."), a company wholly owned by Roy B.
Bennett,  the  Company's  president,  effective  June  21,  1999.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owner of more than 5% of the Company's common stock. Unless otherwise indicated all shares are owned of record.

                                                 Amount Owned
                                                and nature of   Percent of
Name and Address of Beneficial Owner              ownership        Class
----------------------------------------------  --------------  -----------
Roy B. Bennett, Director and Founder                 6,623,016        39.5%
8266 East del Cadena Drive          Indirect(1)        680,000         4.1%
Scottsdale, AZ 85258                Indirect(2)        350,000         2.1%
                                    Indirect(3)        340,000         2.0%
                                    Indirect(4)        340,000         2.0%

Charles J. Weber, Director, President and CEO                0         0.0%
11471 Sunset Blvd
Los Angeles CA. 90049

Robert G. Dinning, Director,                                 0         0.0%
Chief Financial Officer, and Secretary
#12-1900 Indian River Cr
North Vancouver, BC, Canada V7G 2R1

Harvey Nickerson, Director and CTO                           0         0.0%
8631 E. San Jacinto Drive
Scottsdale, AZ  85258

Directors and Executive Officers as a                7,993,016        47.7%
group (5 persons)

          (1) Shares are owned by Moti Holdings Ltd. a Bahamian company of which Mr. Bennett is a beneficial owner.
          (2)  Shares are owned by Albany International Holdings Ltd. a Bahamian company  of  which  Mr.  Bennett  is  a  beneficial  owner.
          (3)  Shares  are  owned by Reef International Holdings Ltd. a Bahamian company  of  which  Mr.  Bennett  is  a  beneficial  owner.
          (4)  Shares are owned by Bellcrest Holdings Ltd, a Bahamian company of which  Mr.  Bennett  is  a  beneficial  owner.

There are no arrangements known to the Company, which may result in a change in control of the Company.

Options  have  been  granted  to  the  following  officers  and  directors:

                   Date Granted
Name              and Exercisable  No.of Shares/Price  Expiration Date
----------------  ---------------  ------------------  ----------------

Charles Weber     Jan 12, 2001       300,000 -  $0.25  January 12, 2006
Roy Bennett       Jan 12, 2001     1,100,000 -  $0.25  January 12, 2006
Robert Dinning    Jan 12, 2001     1,100,000 -  $0.25  January 12, 2006
Harvey Nickerson  Jan 12, 2001     1,100,000 -  $0.25  January 12, 2006

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

From February 1999 to March 31, 2000 Cebu Holdings Inc. ("Cebu") has provided office space, furniture, equipment and management services to the Company. Cebu is wholly owned by Karl Rollke, the father of Adrian Rollke, a former director and former officer of the Company. Adrian Rollke is also an officer of Cebu.

Cebu did not charge the Company for any costs or expenses during 1997 or 1998. During the year ended December 31, 2000, Cebu charged $14,618 to the Company for rent, office supplies and services. This arrangement terminated March 31, 2000 by mutual consent.

See Part I, Item 1 of this Annual Report for information concerning the acquisition of eVideo USA, Inc. from Roy Bennett, an officer and director of the Company.

Subsequent to year-end, an escrow agreement regarding 6,623,016 was cancelled. These shares were under an escrow agreement which has been cancelled after discussion with the board of directors of the company and other parties involved at the time of the escrow agreement. The business model has changed significantly since the escrow agreement was executed and all parties felt it was appropriate to cancel such agreement.

ITEM  13.        EXHIBITS  AND  REPORTS  ON  FORM  8-K
                                                                            PAGE

Exhibit  2       Articles  of Incorporation, as amended, and Bylaws

Exhibit  2.1     Articles of Incorporation, as amended on August 5, 1999

Exhibit  3       Instruments Defining the Rights of Security Holders

Exhibit  3.1     Warrant Agreement

Exhibit  4       Subscription  Agreement                                    None

Exhibit  5       Voting  Trust  Agreement                                   None

Exhibit  6       Material  Contracts

Exhibit 6.1 Agreement dated June 8, 1999 between the Registrant, eVideo U.S.A., Inc., eVideo International, Inc., Roy B. Bennett & Associates Ltd. and Roy B. Bennett with respect to the acquisition of eVideo U.S.A., Inc. by the Registrant

Exhibit 6.2 Management agreement effective June 21, 1999 between eVideo U.S.A., Inc. Roy B. Bennett & Associates Ltd. pursuant to which Roy B. Bennett and Associates Ltd. agrees to provide the services of Roy Bennett and a project manager

Exhibit  7       Material  Foreign  Patents                                 None

Exhibit  8       Plan of Acquisition, Reorganization,  Arrangement,
                 Liquidation,  etc.                                         None

Exhibit 10 Amendment dated September 1, 1999 to the Agreement dated June 8, 1999 between the Company, eVideo U.S.A., Inc., eVideo International Inc., Roy B.
                 Bennett  &  Associates  Ltd.  and  Roy  B. Bennett

Exhibit 10 Amendment dated January 31, 2000 to the Agreement dated June 8, 1999 between the Company, eVideo U.S.A., Inc., eVideo International Inc., Roy B.
                 Bennett  &  Associates  Ltd.  and  Roy  B. Bennett

                                   SIGNATURES
     In accordance with Section 13 or 15(d) of Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-VIDEOTV,  INC.

Date:     March  31,  2001          By:
     ---------------------------        ---------------------------
                                        Charles  J.  Weber
                                        Director,  President and Chief Executive
                                        Officer

     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


Date:     March  31,  2001
     ---------------------------        ---------------------------
                                        Roy  B.  Bennett
                                        Director  and  Founder

Date:     March  31,  2001
     ---------------------------        ---------------------------
                                        Robert  G.  Dinning
                                        Director and Chief Financial Officer,
                                        and Secretary

Date:     March  31,  2001
     ---------------------------        ---------------------------
                                        Harvey  Nickerson
                                        Director  and  Chief  Technology Officer