Form 10QSB
period 2001-03-31
E VIDEOTV INC/DE
filed 2001-05-15
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-QSB
(Mark  One)

[/] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended     March  31,  2001
                                       ----------------

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from __________________ to ________________

     Commission  file  number         0-27043
                              --------------------------------------------------

                                E-VIDEOTV, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                           51-0389325
 ------------------------------                        -------------------------
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

Yes ____/____ No _________

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _________ No _________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State  the  number of shares outstanding of each of the issuer's classes of
common  shares,  as  of  the  latest  practicable  date:          16,757,072
                                                        ------------------------

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes _________ No _________

                                          E-VIDEOTV, INC.
                                            FORM 10-QSB
                           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                         TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
  Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
  Item 2.   Management's Discussion and Analysis and Plan of Operation . . . . . . . . . . . .   11
PART II  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
  Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
  Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
  Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . . . . . .   13
  Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . .   13
  Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
  Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .   13
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14



                                                PART I
                                         FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

The following financial statements are included as part of this quarterly report:

Unaudited Consolidated Balance Sheet at March 31, 2001 and December 31, 2000 . . . . . . . . .    3

Unaudited Consolidated Statement of Operations for the period from inception, March 5,
1999, to March 31, 2001, the quarter ended March 31, 2001 and the quarter ended March 31, 2000    4

Unaudited Consolidated Statement of Cash Flows for the period from inception, March 5,
1999, to March 31, 2001, the quarter ended March 31, 2001 and the quarter
ended March 31, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

Unaudited Consolidated Statement of Shareholders' Equity for the period from inception,
March 5, 1999, to March 31, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

Notes to the Unaudited Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .    8

===========================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
(Expressed in U.S. Dollars)

                                                                  March 31     December 31
                                                                    2001          2000
===========================================================================================
ASSETS
Current
 Cash                                                           $     2,533   $      2,276
 Accounts receivable and prepaids                                    14,898          9,176
 Prepaid royalties (Note 2)                                         210,783              -
                                                                ------------  -------------

                                                                    228,214         11,452
Computer equipment                                                   19,930         19,622
Distribution rights and software development (Note 2)             1,152,580      1,229,418
                                                                ------------  -------------

                                                                $ 1,400,724   $  1,260,492
                                                                ============  =============
===========================================================================================
LIABILITIES
Current
 Accounts payable and accrued liabilities (Note 3)              $   509,778   $    495,149
 Loans from related parties (Note 4)                                103,794         99,000
                                                                ------------  -------------

                                                                    613,572        594,149
                                                                ------------  -------------

SHAREHOLDERS' EQUITY
Capital stock (Note 5)
 Authorized:
   100,000,000  shares of common stock, $0.0001 par value
      5,000,000  shares of preferred stock, $0.0001 par value
 Issued and outstanding:
     16,757,072  (2000:  16,757,072) common shares                    1,676          1,676
   Additional paid-in capital                                     3,328,136      3,328,136
   Share subscriptions                                              524,000         45,000
                                                                ------------  -------------

                                                                  3,853,812      3,374,812
Deficit accumulated during the development stage                 (3,066,660)    (2,708,469)
                                                                ------------  -------------

                                                                    787,152        666,343
                                                                ------------  -------------

                                                                $ 1,400,724   $  1,260,492
                                                                ============  =============
===========================================================================================

Continuance  of  operations  (Note  1)

        See accompanying notes to the consolidated financial statements.

=========================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
UNAUDITED CONSOLIDATED  STATEMENT  OF  OPERATIONS
(Expressed  in  U.S.  Dollars)

                                                   Cumulative      Quarter     Quarter
                                                  March 5, 1999     Ended       Ended
                                                   to March 31     March 31    March 31
                                                      2001           2001        2000
=========================================================================================
Revenue                                          $            -   $        -  $        -
                                                 ---------------  ----------  -----------

General and administrative expenses
 Amortization                                           384,441       77,886           -
 Compensation expense for stock option (Note 5)         392,583            -           -
 Corporate promotion                                    184,494       23,289      28,421
 General corporate expenses                             159,089       21,978      19,964
 Management and consulting fees                         883,874      143,969      93,352
 Office expenses                                        129,600       13,411       8,229
 Professional fees                                      264,018       15,647      74,532
 Rent                                                    94,352       16,763      10,973
 Royalties                                               39,217       39,217           -
 Travel                                                 121,019        6,031      19,478
                                                 ---------------  ----------  -----------

                                                      2,652,687      358,191     254,949

Write-off software development costs (Note 2)           424,031            -           -

Interest income                                         (10,058)           -      (1,077)
                                                 ---------------  ----------  -----------

Net loss                                         $    3,066,660   $  358,191  $  253,872
                                                 ===============  ==========  ===========

Weighted average number of common shares
 outstanding                                                      13,660,176   8,800,145
                                                                  ==========  ===========

Net loss per share, basic and diluted                             $     0.03  $     0.03
                                                                  ==========  ===========
=========================================================================================

        See accompanying notes to the consolidated financial statements.

==============================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
UNAUDITED  CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(Expressed  in  U.S.  Dollars)


                                                       Cumulative      Quarter      Quarter
                                                      March 5, 1999     Ended        Ended
                                                       to March 31     March 31    March 31
                                                          2001           2001        2000
=============================================================================================
Cash derived from (applied to)

 OPERATING
   Net loss                                          $   (3,066,660)  $(358,191)  $ (253,872)
   Compensation expense for stock options (Note 5)          392,583           -            -
   Write-off software development costs                     424,031           -            -
   Depreciation and amortization                            395,422      77,886          246
   Change in non-cash operating working capital
     Receivables and prepaids                                (2,294)     (5,722)           -
     Prepaid royalties                                     (210,783)   (210,783)           -
     Payables and accruals                                  531,548      68,629     (125,911)
                                                     ---------------  ----------  -----------

                                                         (1,536,153)   (428,181)    (379,537)
                                                     ---------------  ----------  -----------
 FINANCING
   Proceeds from sale of common shares                    1,048,601           -    1,048,600
   Shares subscribed                                        470,000     425,000            -
   Loans from related parties                               103,794       4,794            -
   Loans from parent company prior to acquisition           115,000           -            -
   Cash acquired on acquisition of parent company         1,001,481           -            -
                                                     ---------------  ----------  -----------

                                                          2,738,876     429,794    1,048,600
                                                     ---------------  ----------  -----------
 INVESTING
   Distribution rights                                     (300,000)          -     (438,776)
   License                                                 (445,000)          -            -
   Software development                                    (424,031)          -            -
   Office equipment                                         (31,159)     (1,356)           -
                                                     ---------------  ----------  -----------

                                                         (1,200,190)     (1,356)    (438,776)
                                                     ---------------  ----------  -----------

Increase in cash                                              2,533         257      230,287

Cash, beginning of period                                         -       2,276      105,002
                                                     ---------------  ----------  -----------

Cash, end of period                                  $        2,533   $   2,533   $  335,289
                                                     ===============  ==========  ===========
NON-CASH ACTIVITIES NOT INCLUDED IN CASH FLOWS
 Ascribed value of shares issued to acquire copy
   protection license                                $      791,773   $       -   $  791,773
 Cancellation of loans from parent company on
   acquisition                                       $      115,000   $       -   $        -
 Ascribed value of shares issued in excess of cash
   acquired on acquisition of parent company         $       95,374   $       -   $        -
 Shares subscribed to settle trade payables          $       54,000   $  54,000   $        -
=============================================================================================

        See accompanying notes to the consolidated financial statements.

====================================================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
UNAUDITED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
(Expressed  in  U.S.  Dollars)
Inception,  March  5,  1999,  to  March  31,  2001

====================================================================================================================
                                                         Additional                                            Total
                                        Number     Par      Paid-in            Share                   Shareholders'
                                     of Shares   Value      Capital    Subscriptions          Deficit         Equity
                                     ----------  ------  -----------  --------------  ---------------  -------------

Issuance of shares for cash on
 incorporation                                1  $    1  $        -   $            -  $            -   $         1

Adjustment of change in share
 structure resulting from
 acquisition of e-Video U.S.A.,
 Inc.                                 6,623,015     661        (661)               -               -             -

Shares outstanding at date of
 acquisition of e-Video U.S.A.,
 Inc., previously issued for cash,
 net of issue costs                   8,965,343     897   1,095,958                -               -     1,096,855

Net loss, inception to December 31,
   1999                                       -      -            -                -        (478,037)     (478,037)
                                     ----------  ------  -----------  --------------  ---------------  ------------

Balance, December 31, 1999           15,588,359   1,559   1,095,297                -        (478,037)      618,819

Issuance of shares for cash             666,000      67   1,048,533                -               -     1,048,600

Issuance of shares to acquire copy
 protection license                     502,713      50     791,723                -               -       791,773

Share subscriptions received                  -       -           -           45,000               -        45,000

Compensation exp for stock options            -       -     392,583                -               -       392,583

Net loss, year ended December 31,
  2000                                        -       -           -                -      (2,230,432)   (2,230,432)
                                     ----------  ------  -----------  --------------  ---------------  ------------

Balance, December 31, 2000           16,757,072   1,676   3,328,136           45,000      (2,708,469)      666,343

Share subscriptions received                  -       -           -          479,000               -       479,000

Net loss, period ending March 31,
   2001                                       -       -           -               -         (358,191)     (358,191)
                                     ----------  ------  -----------  --------------  ---------------  ------------
Balance, March 31, 2001              16,757,072  $1,676  $3,328,136   $      524,000  $   (3,066,660)  $   787,152
                                     ==========  ======  ===========  ==============  ===============  ============
===================================================================================================================

        See accompanying notes to the consolidated financial statements.

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2001
(Unaudited)
================================================================================

1.   BASIS  OF  PRESENTATION

While the information presented in these interim consolidated financial statements is unaudited, it includes all adjustments that are, in the opinion of management, necessary to the fair presentation of the interim periods reported. As certain information has been condensed or omitted from the notes to the financial statements, these financial statements should only be read in conjunction with the audited consolidated financial statements for the period from inception, March 5, 1999, to December 31, 2000, contained in the company's annual report on Form 10-KSB.

The company has not yet commenced its planned principal operations and it has not yet earned any revenue. The company's current operational focus is to market the exclusive rights in the U.S.A. to license the use of Macrovision Corporation's analog copy protection for digital video transmissions received in Faster Than Real Time (FTRT). To that end, management is devoting substantially all of the company's resources to this process. The company expects deployment of over 1 million set-top boxes with caching hard drives suitable for FTRT operations by the end of the year. The company also intends to activate licenses in other territories and will require cash significantly in excess of its current resources to complete its plan. The ability of the company to execute its business plan is dependent on the company's ability to obtain adequate additional financing, to open new territories.

The company is devoting significant efforts to obtaining private financing to fund the continued development of its technology and software. Significant additional cash will be required.

================================================================================

2.   DISTRIBUTION  RIGHTS  AND  SOFTWARE  DEVELOPMENT

Includes the net cost to date of an exclusive license to use certain technology for the analog copy protection of digital video transmissions received in Faster Than Real Time (FTRT) and stored in home devices on set-top boxes for later viewing. This five year license ends January 31, 2005. There is an extension provision to January 31, 2010. Usage royalties of 1% of gross transaction fees are payable to the licensor. Minimum annual royalties of $250,000 are payable in advance each January 31 from 2000 until 2004. Should the license be extended, royalties of $350,000 are payable each January 31.

The company paid the January 31, 2002 annual royalty prepayment during the quarter ended March 31, 2001. This prepaid royalty will be expensed over the period February 1, 2001 to January 31, 2002.

The company wrote off software costs of approximately $424,000 in 2000 as these software development costs were no longer applicable in the company's current business model of licensing.

================================================================================

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES   March 31   December 31
                                                    2001          2000
                                               ---------  ------------
Accrued management fees                        $ 326,000  $    223,000
Trade payables                                   183,778       272,149
                                               ---------  ------------
                                               $ 509,778  $    495,149
                                               =========  ============

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2001
(Unaudited)
================================================================================

4.   LOANS  FROM  RELATED  PARTIES

Includes loans from directors of $56,294 which have no specific terms of repayment and $47,500 from a company controlled by shareholders of the company which is interest free until August 16, 2001, and bears interest of U.S. prime plus 2% thereafter and is payable on demand.

================================================================================

5.   CAPITAL  STOCK

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

The company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                 Period from        Quarter     Quarter
                                Inception to          Ended       Ended
                                    March 31       March 31    March 31
                                        2001           2001        2000
                               --------------  ------------  ----------
 Actual net loss               $  (3,066,660)  $  (358,191)  $(253,872)
 Actual net loss per share                     $     (0.02)  $   (0.03)

 Pro forma net loss            $  (3,950,100)  $(1,241,631)  $(253,872)
 Pro forma net loss per share                  $     (0.07)  $   (0.03)

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the period from inception to December 31, 2000, assuming a risk-free interest rate of 4.88%, a volatility factor of 2.06%, zero dividend yield, and an expected life of five years.

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2001
(Unaudited)
================================================================================

5.   CAPITAL  STOCK  (Continued)

STOCK  OPTIONS  (Continued)

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

A summary of the status of the company's options as of December 31, 2000 and changes during the period from inception (January 20, 2000) to December 31, 2000 is presented below:

                                                                Weighted
                                         Exercise Price          Average
                                              Per Share   Exercise Price    Shares
                                         ---------------  ---------------  ---------

 Granted at FMV during 2000              $          0.50  $          0.50  1,070,000
                                                                           =========
 Granted at FMV during 2001                         0.25             0.25  3,600,000
                                                                           =========
 Options outstanding at March 31, 2001                               0.40  4,670,000
                                                                           =========
 Options exercisable at March 31, 2001                               0.40  4,670,000
                                                                           =========

 Weighted-average fair value of options
   granted during the period                                               $    0.25
                                                                           =========

The following table summarizes information outstanding and exercisable share options at December 31, 2000:

                   Options Outstanding                           Options Exercisable
--------------------------------------------------------------  -----------------------
                                           Average    Weighted                Weighted
                                         Remaining     Average                 Average
                              Exercise Contractual    Exercise                 Exercise
     Number                      Price        Life       Price      Number        Price
Outstanding   Grant Date     Per Share  (In Years)   Per Share  Exercisable   Per Share
-----------  -----------  ------------  ---------  -----------  ---------  ------------
1,070,000       11/30/00  $       0.50       4.67  $      0.50  1,070,000  $       0.50
3,600,000       01/12/01          0.25       4.79         0.25  3,600,000          0.25
-----------                                                     ---------
4,670,000                                                       4,670,000
===========                                                     =========

The company granted options to purchase 3,600,000 shares of the company's common stock to directors during the three months ended March 31, 2001. No expense has been recorded related to these options.

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2001
(Unaudited)
================================================================================

5.   CAPITAL  STOCK  (Continued)

SHARE  SUBSCRIPTIONS
                                            March 31, 2001   December 31, 2000
                                           -----------------  ----------------
                                           Number    Amount   Number   Amount
                                           -------  --------  ------  -------
Shares subscribed for $1 per share          45,000  $ 45,000  45,000  $45,000
Units subscribed for $0.80 per unit.
 Each unit consists of one common
 share and one common share
 purchase warrant exercisable for two
 years into one common share at $0.30
 per share in the first year and $0.50 in
 the second year                           531,250   425,000       -        -
Shares to be issued in settlement of
 trade payables                            180,000    54,000       -        -
                                           -------  --------  ------  -------

                                           756,250  $524,000  45,000  $45,000
                                           =======  ========  ======  =======

ESCROWED  SHARES

During 1999, a former director of the company placed 345,000 shares of common stock into escrow. These shares were released to the former director on February 9, 2001.

In addition, all of the 6,623,016 common shares issued for the acquisition of e-VideoTV, Inc. were held in escrow at December 31, 2000. These shares were released from escrow on February 9, 2001.

================================================================================

6.   INCOME  TAXES

At March 31, 2001, the company had net operating losses carried forward of approximately $2,500,000 (December 31, 2000: $2,100,000) that may offset against future taxable income until 2020. The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses carried forward will not expire unused.

================================================================================

7.   ADVISORY  SERVICES  AGREEMENT

On January 30, 2001, the company entered into a 12 month exclusive agreement with a financial advisory company, which will provide advisory services to the company in the areas of corporate finance and capital placement transactions. Compensation varies depending on the type of service rendered. The agreement specifies a minimum fee of $250,000 should financing as specified in the agreement be completed with this company.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2000
UNAUDITED
U.S.  DOLLARS

ITEM  2.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATION.

The Company continues to formulate its plan of operation to market the exclusive rights in the USA to license the use of Macrovision Corporation's analog copy protection on digital video transmissions received in Faster Than Real Time
(FTRT) and stored in home devices on set-top boxes for later viewing. The Company expects deployment of over 1 million set top boxes with caching hard drives suitable for FTRT operations by the end of 2001. The Company further intends to have several US operators licensed to use these devices by the end of 2002.

The Company is continuing to contact set top box manufacturers world-wide to advise them of our exclusive licensing rights and determine their roll-out plans for set top boxes with hard disk drives in the US. The Company intends to license these set top box manufacturers for FTRT capability compatible with FTRT transmissions by US operators also licensed by the Company. The Company has signed NDAs with several manufacturers. The Company is also contacting key cable, satellite, and broadband operators throughout the US to discuss both our exclusive Macrovision license and the technical and economic benefits of FTRT caching versus streaming for Video-On-Demand systems.

Macrovision copy protection allows consumers to view, but not record, programs that are copy protected at the direction of program copyright holders. The technology is designed to deter unauthorized home taping of digitally delivered programs.

During the quarter ending March 31, 2001, the Company received subscription agreements and deposits for $425,000 at $0.80 per share. This will result in the issuance of 531,250 common shares. A warrant will be attached to these shares allowing these investors the option of obtaining additional shares on a one-for-one basis for two years. Each warrant shall be for 2 years and exercisable at $0.30 in the first year and $0.50 in the second year.

The Company has also received $45,000 in share subscriptions and 45,000 common shares at $1.00 per share will be issued for these share subscriptions. Settlement of debt of $54,000 will result in the issuance of 180,000 restricted shares. Loans of $103,794 include a loan for $47,500 that is interest free until August 16, 2001 and thereafter will bear interest at US prime plus 2%. The balance was received from directors with no set terms of repayment.

E-VIDEOTV,  INC.
A  DEVELOPMENT  STAGE  COMPANY

NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2000
UNAUDITED
U.S.  DOLLARS

In February, 2001, the Company prepaid its royalties to Macrovision for the year 2001 in accordance with the terms of its agreement. While the Company does not currently have sufficient funds to continue operation, it will continue to pursue private placements, loans, and any other appropriate terms of financing. The Company is continuing with the following program regarding VOD:

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

Inflation  has  not  been  a  factor  during  the quarter ending March 31, 2001.

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

No matters were submitted to a vote of security holders during the quarter ended March 31, 2001.

ITEM  5.     OTHER  INFORMATION.

The  Company  has  no  other  information  to  report.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits.

None.


(b)     Reports  on  Form  8-K.

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                         E-VIDEOTV,  INC.

Date     May 11, 2001               By   /s/  Charles  Weber
         --------------                  ---------------------------------------
                                         Charles  Weber
                                         President (Chief Executive Officer)


Date     May 11, 2001               By   /s/  Robert  G.  Dinning
         --------------                  ---------------------------------------
                                         Robert  G.  Dinning
                                         Chief  Financial  Officer