Form 10QSB
period 2001-06-30
E VIDEOTV INC/DE
filed 2001-08-13
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2001
                                -------------

[ ]  Transition  report  under  Section  13  or  15(d)  of  the  Exchange  Act

     For the transition period from  _____________ to ______________

     Commission file number  0-27043
                             -------

                                E-VIDEOTV, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


               Delaware                                      51-0389325
               --------                                      ------------
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

                                E-VIDEOTV, INC.
                                  FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                TABLE OF CONTENTS
                                                                                 Page
                                                                                 ----

PART  I  FINANCIAL  INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .   2

  Item  1.  Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . .   2
  Item  2.  Management's Discussion and Analysis and Plan of Operation. . . . . .  16

PART  II  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . .  19

  Item  1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .  19
  Item  2.  Changes  in  Securities . . . . . . . . . . . . . . . . . . . . . . .  19
  Item  3.  Defaults  Upon  Senior  Securities. . . . . . . . . . . . . . . . . .  19
  Item  4.  Submission of Matters to a Vote of Security Holders . . . . . . . . .  19
  Item  5.  Other  Information. . . . . . . . . . . . . . . . . . . . . . . . . .  19
  Item  6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . . . .  19

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20



                                     PART I
                              FINANCIAL INFORMATION


ITEM  1.     FINANCIAL  STATEMENTS.

The following financial statements are included as part of this quarterly report:

Unaudited Consolidated Balance Sheet at June 30, 2001 and December 31, 2000 . . .  3

Unaudited Consolidated Statement of Operations for the period from inception,
March 5, 1999, to June 30, 2001, the six months ended June 30, 2001 and the six months ended June 30, 2000. . . . . . . . . . . . . . . . . . . . . .  4

Unaudited Consolidated Statement of Cash Flows for the period from inception,
March 5, 1999, to June 30, 2001, the six months ended June 30, 2001 and the six months ended June 30, 2000. . . . . . . . . . . . . . . . . . . . . .  5

Unaudited Consolidated Statement of Shareholders' Equity for the
period from inception, March 5, 1999, to June 30, 2001. . . . . . . . . . . . . .  6

Notes to the Unaudited Consolidated Financial Statements. . . . . . . . . . . . .  7

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
UNAUDITED  CONSOLIDATED  BALANCE  SHEET
(Expressed  in  U.S.  Dollars)


                                                                June 30      December 31
                                                                  2001          2000
=========================================================================================
                           ASSETS
Current
  Cash                                                        $     5,182   $      2,276
  Accounts receivable and prepaids                                      -          9,176
  Prepaid royalties (Note 3)                                      148,283              -
                                                              ------------  -------------
                                                                  153,465         11,452

Computer equipment                                                 25,220         19,622
Distribution rights and software development (Note 3)           1,075,740      1,229,418
                                                              ------------  -------------

                                                              $ 1,254,425   $  1,260,492
                                                              ============  =============

=========================================================================================

                        LIABILITIES
Current
  Accounts payable and accrued liabilities (Note 4)           $   463,537   $    495,149
  Loans from related parties (Note 5)                             170,677         99,000
                                                              ------------  -------------

                                                                  634,214        594,149
                                                              ------------  -------------

                    SHAREHOLDERS' EQUITY

Capital stock (Note 6)
  Authorized:
    100,000,000 shares of common stock, $0.0001 par value
    5,000,000  shares of preferred stock, $0.0001 par value
  Issued and outstanding:
    16,757,072  (2000:  16,757,072) common shares                   1,676          1,676
    Additional paid-in capital                                  3,328,136      3,328,136
    Share subscriptions                                           762,000         45,000
                                                              ------------  -------------

                                                                4,091,812      3,374,812
Deficit accumulated during the development stage               (3,471,601)    (2,708,469)
                                                              ------------  -------------

                                                                  620,211        666,343
                                                              ------------  -------------

                                                              $ 1,254,425   $  1,260,492
                                                              ============  =============

=========================================================================================

Continuance of operations (Note 1)

Commitments (Note 8)

        See accompanying notes to the consolidated financial statements.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in U.S. Dollars)


                                        Cumulative     Six Months    Six Months     Quarter      Quarter
                                       March 5, 1999      Ended        Ended         Ended        Ended
                                        to June 30       June 30      June 30       June 30      June 30
                                           2001           2001          2000         2001         2000
==========================================================================================================
Revenue                               $            -             -  $         -   $         -  $        -
                                      ---------------  -----------  ------------  -----------  -----------

General and administrative expenses
  Amortization                               463,831       156,229            -        78,343           -
  Compensation expense for stock
    option (Note 5)                          392,583             -            -             -           -
  Corporate promotion                        191,958        30,753       65,710         7,464      25,289
  General corporate expenses                 166,718        29,607       48,122         7,629      28,158
  Management and consulting fees           1,028,070       288,165      285,837       144,196     152,210
  Office expenses                            154,151        39,011       30,028        25,600      18,888
  Professional fees                          308,412        60,041       30,910        44,394      11,564
  Rent                                       109,147        31,558       15,937        14,795       4,964
  Royalties                                  104,167       104,167            -        64,950           -
  Travel                                     138,589        23,601       53,365        17,570      33,887
                                      ---------------  -----------  ------------  -----------  -----------
                                           3,057,626       763,132      529,909       404,941     274,960

Write-off software development
  costs (Note 3)                             424,031             -            -             -           -

Interest income                              (10,056)            -       (1,190)            -        (113)
                                      ---------------  -----------  ------------  -----------  -----------

Net loss                              $    3,471,601   $   763,132  $   528,719   $   404,941  $  274,847
                                      ===============  ===========  ============  ===========  ===========

Weighted average number of
  common shares outstanding                             15,217,179    9,294,601    16,757,072   9,789,056
                                                       ===========  ============  ===========  ===========

Net loss per share, basic and
  Diluted                                              $      0.05  $      0.06   $      0.02  $     0.03
                                                       ===========  ============  ===========  ===========

==========================================================================================================

        See accompanying notes to the consolidated financial statements.

E-VIDEOTV,  INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in U.S. Dollars)


                                                        Cumulative      Six Months    Six Months
                                                       March 5, 1999      Ended         Ended
                                                        to June 30       June 30       June 30
                                                           2001            2001          2000
=================================================================================================
Cash derived from (applied to)

  OPERATING
    Net loss                                          $   (3,471,601)  $  (763,132)  $  (528,719)
    Compensation expense for stock options (Note 6)          392,583             -             -
    Write-off software development costs                     424,031             -             -
    Depreciation and amortization                            473,765       156,229           493
    Change in non-cash operating working capital
      Receivables and prepaids                                12,604         9,176        (6,623)
      Prepaid royalties                                     (148,283)     (148,283)            -
      Payables and accruals                                  723,307       260,388      (104,018)
                                                      ---------------  ------------  ------------

                                                          (1,593,594)     (485,622)     (638,867)
                                                      ---------------  ------------  ------------
  FINANCING
    Proceeds from sale of common shares                    1,048,601             -     1,048,600
    Shares subscribed                                        470,000       425,000             -
    Loans from related parties                               170,677        71,677             -
    Loans from parent company prior to acquisition           115,000             -             -
    Cash acquired on acquisition of parent company         1,001,481             -             -
                                                      ---------------  ------------  ------------

                                                           2,805,759       496,677     1,048,600
                                                      ---------------  ------------  ------------
  INVESTING
    Distribution rights                                     (300,000)            -             -
    License                                                 (445,000)            -      (415,000)
    Software development                                    (424,031)            -       (23,776)
    Office equipment                                         (37,952)       (8,149)       (7,715)
                                                      ---------------  ------------  ------------

                                                          (1,206,983)       (8,149)     (446,491)
                                                      ---------------  ------------  ------------

Increase in cash                                               5,182         2,906       (36,758)

Cash, beginning of period                                          -         2,276       105,002
                                                      ---------------  ------------  ------------

Cash, end of period                                   $        5,182   $     5,182   $    68,244
                                                      ===============  ============  ============

NON-CASH ACTIVITIES NOT INCLUDED IN CASH FLOWS
  Ascribed value of shares issued to acquire copy
    protection license                                $      791,773   $         -   $   791,773
  Cancellation of loans from parent company on
    Acquisition                                       $      115,000   $         -   $         -
  Ascribed value of shares issued in excess of cash
    acquired on acquisition of parent company         $       95,374   $         -   $         -
  Shares subscribed to settle trade payables          $      292,000   $   292,000   $         -

=================================================================================================

        See accompanying notes to the consolidated financial statements.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Expressed  in  U.S.  Dollars)
Inception, March 5, 1999, to June 30, 2001
====================================================================================================================

                                                          Additional                                      TOTAL
                                       Number     Par      Paid-in         Share                      SHAREHOLDERS'
                                     of Shares   VALUE     CAPITAL     SUBSCRIPTIONS     DEFICIT         EQUITY
Issuance of shares for cash on
  Incorporation                               1  $    1  $         -   $            -  $         -   $            1

Adjustment for change in share
  structure resulting from
  acquisition of e-Video U.S.A.,
  Inc.                                6,623,015     661         (661)               -            -                -

Shares outstanding at date of
 acquisition of e-Video U.S.A.,
 Inc., previously issued for cash,
 net of issue costs                   8,965,343     897    1,095,958                -            -        1,096,855

Net loss, inception to December 31,
  1999                                        -       -            -                -     (478,037)        (478,037)
                                     ----------  ------  ------------  --------------  ------------  ---------------

Balance, December 31, 1999           15,588,359   1,559    1,095,297                -     (478,037)         618,819

Issuance of shares for cash             666,000      67    1,048,533                -            -        1,048,600

Issuance of shares to acquire copy
  protection license                    502,713      50      791,723                -            -          791,773

Share subscriptions received                  -       -            -           45,000            -           45,000

Compensation expense for stock
  Options                                     -       -      392,583                -            -          392,583

Net loss, year ended December 31,
  2000                                        -       -            -                -   (2,230,432)      (2,230,432)
                                     ----------  ------  ------------  --------------  ------------  ---------------

Balance, December 31, 2000           16,757,072   1,676    3,328,136           45,000   (2,708,469)         666,343

Share subscriptions received                  -       -            -          717,000            -          717,000

Net loss, period ending June 30,
  2001                                        -       -            -                -     (763,132)        (763,132)
                                     ----------  ------  ------------  --------------  ------------  ---------------

Balance, June 30, 2001               16,757,072  $1,676  $ 3,328,136   $      762,000  $(3,471,601)  $      620,211
                                     ==========  ======  ============  ==============  ============  ===============

====================================================================================================================

        See accompanying notes to the consolidated financial statements.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed  in  U.S.  Dollars)
June  30,  2001
(Unaudited)
================================================================================


1.   BASIS  OF  PRESENTATION

The company has not yet commenced its planned principal operations and it has not yet earned any revenue. The company's current operational focus is to acquire technologies and patent rights related to the electronic delivery of movies and videos and to sub-license those technologies and rights. The company has acquired the exclusive rights in the U.S.A. to license the use of Macrovision Corporation's analog copy protection for digital video transmissions received in Faster-Than-Real-Time (FTRT). The company also has an agreement with U.S.A. Video Interactive Corp. to exclusively sub-license their "Store and Forward Video System" patent in areas related to digital set-top boxes with hard-drives in the U.S.A.

The company expects the delivery of digital set-top boxes with caching hard-drives suitable for FTRT operations to grow substantially over the next several years. The company also intends to activate and acquire licenses in other territories and will require cash significantly in excess of its current resources to complete its plan. The ability of the company to execute its business plan is dependent on the company's ability to obtain additional financing.

The company is devoting significant efforts to obtaining private financing to fund the continued development and acquisition of related technologies. Significant cash will be required.

These financial statements have been prepared on the basis that the company is a going concern. These financial statements do not include adjustments that would be necessary should the company be unable to continue as a going concern.

================================================================================

2.   RECENT  ACCOUNTING  PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:

     - all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     - intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     - goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     - effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the company's financial position or results of operations.

E-VIDEOTV,  INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June 30, 2001
(Unaudited)
================================================================================

3.   DISTRIBUTION  RIGHTS  AND  SOFTWARE  DEVELOPMENT

Includes the net cost to date of an exclusive license to use certain technology for the analog copy protection of digital video transmissions received in Faster-Than-Real-Time (FTRT) and stored in home devices on set-top boxes for later viewing. This five year license ends January 31, 2005. There is an extension provision to January 31, 2010. Usage royalties of 1% of gross transaction fees are payable to the licensor. Minimum annual royalties of $250,000 are payable in advance each January 31 from 2000 until 2004. Should the license be extended, royalties of $350,000 are payable each January 31.

The company paid the January 31, 2002 annual royalty prepayment during the quarter ended June 30, 2001. This prepaid royalty will be expensed over the period February 1, 2001 to January 31, 2002.

The company wrote off software costs of approximately $424,000 in 2000 as these software development costs were no longer applicable in the company's current business model of licensing.

================================================================================

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES        June 30   December 31
                                                       2001        2000
                                                    ---------  ------------

Accrued management fees                             $ 225,000  $    223,000
Trade payables                                        238,537       272,149
                                                    ---------  ------------

                                                    $ 463,537  $    495,149
                                                    =========  ============

================================================================================

5.   LOANS FROM RELATED PARTIES                           June 30   December 31
                                                            2001        2000
                                                         ---------  ------------

Loans from directors with no specific terms of repayment $ 76,294 $ 51,500 Demand loan from a shareholder. Interest free until
  August 16, 2001 and bears interest at U.S. prime
  plus 2% thereafter                                        47,500        47,500
Loans from shareholders bearing no interest, unsecured
  and due on demand                                         46,883
                                                         ---------  ------------
                                                          $170,677  $     99,000
                                                         =========  ============

================================================================================

6.   CAPITAL  STOCK

AUTHORIZED  CAPITAL

During 2000 the company increased its authorized capital from 30,000,000 common shares with a par value of $0.0001, to 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June  30,  2001
(Unaudited)
================================================================================

6.   CAPITAL  STOCK  (Continued)

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


                                 Period from     Six Months    Six Months
                                 Inception to      Ended         Ended
                                   June 30        June 30       June 30
                                     2001           2001          2000
                                --------------  ------------  ------------

  Actual net loss               $  (3,471,601)  $  (763,132)  $  (528,719)
  Actual net loss per share                     $     (0.05)  $     (0.03)

  Pro forma net loss            $  (4,355,041)  $(1,646,572)  $  (528,719)
  Pro forma net loss per share                  $     (0.10)  $     (0.03)


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

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
June  30,  2001
(Unaudited)
================================================================================

6.   CAPITAL  STOCK  (Continued)


STOCK OPTIONS (Continued)

A summary of the status of the company's options as of December 31, 2000 and changes during the period from inception (March 5, 1999) to June 30, 2001 is presented below:

                                                              Weighted
                                          Exercise Price       Average
                                             PER SHARE     EXERCISE PRICE     SHARES
                                          ---------------  ---------------  ----------
  Granted at FMV during 2000              $          0.50  $          0.50   1,070,000
                                                                            ==========

  Granted at FMV during 2001                         0.25             0.25   3,600,000
                                                                            ==========

  Options outstanding at June 30, 2001                                0.40   4,670,000
                                                                            ==========

  Options exercisable at June 30, 2001                                0.40   4,670,000
                                                                            ==========
  Weighted-average fair value of options
    granted during the six months ended
    June 30, 2001                                                           $     0.25
                                                                            ==========

The following table summarizes information outstanding and exercisable share options at June 30, 2001:


                 Options Outstanding                            Options Exercisable
-------------------------------------------------------------  -----------------------
                                      Average      Weighted                 Weighted
                                      Remaining    Average                  Average
                         Exercise     Contractual  Exercise                 Exercise
Number                   Price         Life        Price       Number       Price
Outstanding  Grant Date  Per Share    (In Years)   Per Share   Exercisable  Per Share
-----------  ----------  ----------  ------------  ----------  -----------  ----------
1,070,000    11/30/00  $     0.50          4.42  $     0.50    1,070,000  $     0.50

3,600,000    01/12/01        0.25          4.54        0.25    3,600,000        0.25
-----------                                                    -----------

4,670,000                                                      4,670,000
===========                                                    ===========

The company granted options to purchase 3,600,000 shares of the company's common stock to directors during the six months ended June 30, 2001. No expense has been recorded related to these options.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed  in  U.S.  Dollars)
June  30,  2001
(Unaudited)
================================================================================

6.   CAPITAL  STOCK  (Continued)

SHARE  SUBSCRIPTIONS
                                              June 30, 2001     December 31, 2000
                                            -------------------  ---------------
                                             Number     Amount   Number  Amount
                                            ---------  --------  ------  -------
Shares subscribed for $1 per share             45,000  $ 45,000  45,000  $45,000
Units subscribed for $0.80 per unit.
  Each unit consists of one common
  share and one common share
  purchase warrant exercisable for two
  years into one common share at $0.30
  per share in the first year and $0.50 in
  the second year                             531,250   425,000       -        -
Shares to be issued in settlement of
  trade payables                              180,000    54,000       -        -
Shares to be issued in settlement of
  trade payables                              680,000   238,000       -        -
                                            ---------  --------  ------  -------

                                            1,436,250  $762,000  45,000  $45,000
                                            =========  ========  ======  =======

ESCROWED  SHARES

During 1999, a former director of the company placed 345,000 shares of common stock into escrow. These shares were released to the former director on February 9, 2001.

In addition, all of the 6,623,016 common shares issued for the acquisition of e-VideoTV, Inc. were held in escrow at December 31, 2000. These shares were released from escrow on February 9, 2001.


7.   INCOME  TAXES

At June 30, 2001, the company had net operating losses carried forward of approximately $2,900,000 (December 31, 2000: $2,100,000) that may offset against future taxable income until 2020. The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses carried forward will not expire unused.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
June  30,  2001
(Unaudited)
================================================================================

8.   COMMITMENTS

ADVISORY  SERVICES  AGREEMENT

On January 30, 2001, the company entered into a 12 month exclusive agreement with a financial advisory company, which will provide advisory services to the company in the areas of corporate finance and capital placement transactions. Compensation varies depending on the type of service rendered and will be paid out of the proceeds of any financing obtained by this financial advisory company. The agreement specifies a minimum fee of $250,000 to be paid only if financing is secured.

PATENT  LICENSING  AGREEMENT

On June 27, 2001, the company entered into a short form sub-licensing agreement for certain digital video delivery technology with an international designer and supplier of high-tech internet streaming video and video-on-demand systems, services and innovative end-to-end solutions.

In consideration of this sub-license, the company has agreed to issue $300,000 of its common shares on the date a long form agreement is signed. The parties have yet to finalize this long form agreement.

Under the short form agreement, the company has committed to certain performance milestones in regard to royalties to be generated from the exploitation of this sub-license. Specifically, the company has agreed to generate a minimum of $250,000 of gross royalty fees in year 1, $500,000 in year 2, $1,000,000 in year 3 and in years 4 and thereafter the company agrees to grow these royalties at a rate of 15% per annum. The company will be entitled to retain 50% of all royalties generated in the event these minimum royalty targets are met.

================================================================================

9.   SUBSEQUENT  EVENT

On July 13, 2001, the company received $1,000,000 from the sale of 8% convertible debentures, due June 6, 2003, to a New York based financial institution. Interest only payments on the debentures are due quarterly commencing September 30, 2001, and the principal amount of the debenture is due in one lump sum on June 6, 2003. The number of shares of common stock issuable upon conversion of the convertible debentures is based on the current calculation of a floating conversion price and could amount to as much as 4,761,905. In addition, 666,666 warrants to purchase shares of our common stock were issued to the firm in connection with this financing. These warrants have an exercise price of approximately $0.40 per share.

The  floating  conversion  price for the convertible debentures is the lesser of
(i) 80% of the average of the three lowest closing bid prices of the common stock for the twenty (20) trading days prior to the closing date, or (ii) 80% of the average of the three lowest closing bid prices of the common stock for the sixty (60) trading days prior to the conversion date, as defined in the convertible debenture. The maximum number of shares of common stock that the subscriber or group of affiliated subscribers may own after conversion at any given time is 4.99%.

     In connection with the financing, the company entered into certain covenants including, but not limited to, the following: (i) the company may not redeem the convertible debentures without the consent of the holder; (ii) the company will pay to certain finders a cash fee of ten percent (10%) of the principal amount of the convertible debentures for location of the financings; (iii) the company has agreed to incur certain penalties for untimely delivery of the shares.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     The Company continues to formulate its plan of operation to market technologies related to the video-on-demand industry. This includes exclusive rights in the USA to license the use of Macrovision Corporation's analog copy protection on digital video transmissions received in Faster Than Real Time
(FTRT) and stored in home devices such as set-top boxes for later viewing. The Company has also recently signed an agreement (June 27, 2001) with USA Video Interactive Corp to license exclusively, the rights to sublicense their "Store and Forward Video System" patent for broadband applications in the USA. The Company intends to use this patent to increase its position in the satellite, cable and broadband industries.

     The Company further intends to pursue several US operators licensed to use these devices by the end of 2002.

     The Company is continuing to contact set top box manufacturers world-wide to advise them of our exclusive licensing rights and related technologies and determine their roll-out plans for set top boxes with hard disk drives in the US. The Company has signed NDAs with several manufacturers and continues to contact key cable, satellite, and broadband operators throughout the US to discuss its exclusive Macrovision license, the "Store and Forward Video System" license, and the technical and economic benefits of FTRT caching versus streaming for Video-On-Demand systems. The agreement with USA Video Interactive Corp was executed June 27, 2001 and the Company also intends to license this technology to set-top-box manufacturers and cable, satellite, and broadband operators.

     For the six months ended June 30, 2001, the Company incurred a loss of $763,132. During this period, loans and private placements amounted to $466,000. Subsequent to the quarter ending June 30, 2001, the company completed the placement of an 8% convertible debenture of $1,000,000. This financing has provided the Company with necessary liquidity but the Company will continue to seek additional financing in order to fulfill its business model.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the quarter ending June 30, 2001, the Company received loans of $41,500, which combined with subscription agreements for $425,000 received in the quarter ending March 31, 2001, brought combined funds received for the first six months to $466,000. During the quarter ending June 30, 2001, the Company also received loans from shareholders of $37,883. There are no specific terms of repayment on these loans. On July 6, 2001, the Company also completed the placement of an 8% convertible debenture for $1,000,000 with the Laurus Funds Group.

     In February 2001, the Company prepaid its royalties to Macrovision for the year 2001 in accordance with the terms of its agreement. While the Company currently does have sufficient funds to continue operations, it does not have sufficient funds to carry it through the next 12 months without additional funding. It will therefore continue to pursue private placements, loans, and any other appropriate terms of financing.

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

     According to Wall Street's Schroeder & Com., the home movie market had approximately $14 billion in sales and rental revenues last year. Of this, it is estimated that 85% is represented by new release movies. VOD content can be started at anytime thus there is no discernable need for recording of the program. It is expected that the movie industry will require new VOD new-release-content be copy protected similar to video store rentals. Macrovision is the accepted copy-protection standard.

     The license rights from Macrovision Corp are for a five year period with an option to renew for an additional five years. The Company has complied with all requirements of its agreement with Macrovision Corp to date, and is cognizant of its obligations both now and in the future regarding its commitment to Macrovision.

     In the next 12 months, the Company estimates it will require funding for: international licenses, operating licenses in various countries, patent purchases, and general working capital. Depending on the rollout of these items, and development in other countries, funding requirements could range from $5 - $10 million. The Company has financed its development stage to date by private placements of common stock. It also recognizes that it currently does not have sufficient funds to finance its operation over the next 12 months. The Company plans to complete additional financings to provide the necessary funds. The inability of the Company to arrange necessary financing will have a material adverse effect on proposed operations.

     In the year 2001, the company intends to undertake additional R&D related to the head-end software, head-end servers, and set top box software to further support the download model for VOD content. The company intends to work closely with equipment manufacturers and vendors as appropriate in each of these areas. In addition, the company intends to explore the acquisition of patents and technologies related to its VOD licensing activities. Currently the company does have the resources to complete these initial R&D efforts but will continue to seek additional financing to achieve its long-term goals.

     The Company further recognizes that its development schedule will be delayed unless additional capital required is available when needed.

     Inflation  has  not  been a factor during the quarter ending June 30, 2001.

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

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to a vote of security holders during the six months ended June 30, 2001.

ITEM 5.  OTHER  INFORMATION.

The Company has no other information to report.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits.

None.

(b)  Reports  on  Form  8-K.

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                             E-VIDEOTV, INC.


Date  August  9, 2001                   By   /s/  Charles  Weber
      ---------------                        -----------------------------------
                                             Charles  Weber
                                             President (Chief Executive Officer)


Date  August  9, 2001                   By   /s/  Robert  G.  Dinning
      ---------------                        -----------------------------------
                                             Robert  G.  Dinning
                                             Chief  Financial  Officer