Form 10QSB/A
period 2001-06-30
E VIDEOTV INC/DE
filed 2001-08-28
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB


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

3.   DISTRIBUTION  RIGHTS  AND  SOFTWARE  DEVELOPMENT

Includes the net cost to date of an exclusive license to use certain technology for the analog copy protection of digital video transmissions received in Faster-Than-Real-Time (FTRT) and stored in home devices on set-top boxes for later viewing. This five-year license ends January 31, 2005. There is an extension provision to January 31, 2010. Usage royalties of 1% of gross transaction fees are payable to the licensor. Minimum annual royalties of $250,000 are payable in advance each January 31 from 2000 until 2004. Should the license be extended, royalties of $350,000 are payable each January 31.

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


     For the six months ended June 30, 2001, the Company incurred a loss of $763,132. During this period, loans and private placements amounted to $496,677. Subsequent to the quarter ending June 30, 2001, the company completed the placement of an 8% convertible debenture of $1,000,000. This financing has provided the Company with necessary liquidity but the Company will continue to seek additional financing in order to fulfill its business model.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the quarter ending June 30, 2001, the Company received loans of $71,677, which combined with subscription agreements for $425,000 received in the quarter ending March 31, 2001, brought combined funds received for the first six months to $496,677. On July 6, 2001, the Company also completed the placement of an 8% convertible debenture for $1,000,000 with the Laurus Funds Group.


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


     According to Wall Street's Schroeder & Com., the home movie market in the USA had approximately $14 billion in sales and rental revenues last year. Of this, it is estimated that 85% is represented by new release movies. VOD content can be started at anytime thus there is no discernable need for recording of the program. It is expected that the movie industry will require new VOD new-release-content be copy protected similar to video store rentals. Macrovision is the accepted copy-protection standard.


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