Form 10QSB
period 2001-09-30
E VIDEOTV INC/DE
filed 2001-11-19
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-QSB
     (Mark  One)


[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of  1934

     For  the  quarterly  period  ended  Sept 30,  2001
                                         --------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For  the  transition  period  from ___________ to ___________

     Commission file number          0-27043
                           -----------------------------------------------------

                                E-VIDEOTV, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                           51-0389325
--------------------------------                   -----------------------------
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

Yes           No
    ---           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date: 16,817,934

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes           No   X
    ---           ---

                                E-VIDEOTV, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED SEPT 30, 2001

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .      2

     Item 1.     Financial Statements . . . . . . . . . . . . . . . . . .      2

     Item 2.     Management's Discussion and Analysis and Plan of
                 Operation. . . . . . . . . . . . . . . . . . . . . . . .      1

PART II  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .      3

     Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . .      3

     Item 2.     Changes in Securities. . . . . . . . . . . . . . . . . .      3

     Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . . .      3

     Item 4.     Submission of Matters to a Vote of Security Holders. . .      3

     Item 5.     Other Information. . . . . . . . . . . . . . . . . . . .      3

     Item 6.     Exhibits and Reports on Form 8-K.. . . . . . . . . . . .      3

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4



                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.

The following financial statements are included as part of this quarterly report:

Unaudited Consolidated Balance Sheet at Sept 30, 2001 and December 31, 2000. . .

Unaudited Consolidated Statement of Operations for the period from inception, March 5, 1999, to Sept 30, 2001, and the nine months ended Sept 30, 2001

Unaudited Consolidated Statement of Cash Flows for the period from inception,
March 5, 1999, to Sept 30, 2001, and the nine months ended Sept 30, 2001. . . .

Unaudited Consolidated Statement of Shareholders' Equity for the period from inception, March 5, 1999, to Sept 30, 2001 . . . . . . . . . . . . . . . . . . .

Notes to the Unaudited Consolidated Financial Statements . . . . . . . . . . . .

E-VIDEOTV, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED BALANCE SHEET
(Expressed  in  U.S.  Dollars)

                                                                  September 30    December 31
                                                                      2001           2000
ASSETS
Current
  Cash                                                           $     227,546   $      2,276
  Accounts receivable and prepaids                                      26,000          9,176
  Prepaid royalties (Note 3)                                            85,783              -
                                                                 --------------  -------------

                                                                       339,329         11,452
Computer equipment                                                      31,299         19,622
Distribution rights and software development (Note 3)                  998,899      1,229,418
Advances to Ziracom Digital Communications Inc. (Note 4)               106,050              -
Debt issue costs (Note 7)                                              140,948              -
                                                                 --------------  -------------

                                                                 $   1,616,525   $  1,260,492
                                                                 ==============  =============
==============================================================================================
LIABILITIES
Current
  Accounts payable and accrued liabilities (Note 5)              $     286,858   $    495,149
  Loans from related parties (Note 6)                                  111,177         99,000
  Convertible debentures (Note 7)                                      120,930              -
                                                                 --------------  -------------

                                                                       518,965        594,149
                                                                 --------------  -------------
SHAREHOLDERS' EQUITY
Capital stock (Note 8)
  Authorized:
    100,000,000  shares of common stock, $0.0001 par value
       5,000,000  shares of preferred stock, $0.0001 par value
  Issued and outstanding:
      18,367,318  (2000:  16,757,072) common shares                      1,837          1,676
    Additional paid-in capital                                       5,071,380      3,328,136
    Share subscriptions                                                113,500         45,000
                                                                 --------------  -------------

                                                                     5,186,717      3,374,812
Deficit accumulated during the development stage                    (4,089,157)    (2,708,469)
                                                                 --------------  -------------

                                                                     1,097,560        666,343
                                                                 --------------  -------------

                                                                 $   1,616,525   $  1,260,492
                                                                 ==============  =============
==============================================================================================

Continuance of operations (Note 1)

Commitments (Note 10)

        See accompanying notes to the consolidated financial statements

E-VIDEOTV, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed  in  U.S.  Dollars)

                                            Cumulative    Three Months    Three Months     Nine Months     Nine Months
                                         March 5, 1999           Ended           Ended           Ended           Ended
                                       to September 30    September 30    September 30    September 30    September 30
                                                  2001            2001            2000            2001            2000

Revenue                               $              -               -   $           -   $           -   $           -
                                      -----------------  --------------  --------------  --------------  --------------

General and administrative expenses
  Amortization                                 546,363          82,532               -         238,761               -
  Compensation expense for stock
    option                                     392,583               -               -               -               -
  Corporate promotion                          224,398          32,440          22,809          63,193          88,519
  General corporate expenses                   189,920          23,202          21,644          52,809          69,766
  Interest expense                             177,948         177,948               -         177,948               -
  Management and consulting fees             1,184,539         156,469          65,156         444,634         350,993
  Office expenses                              170,856          16,705          19,787          55,716          49,815
  Professional fees                            336,971          28,559          34,112          88,600          65,022
  Rent                                         117,469           8,322           5,601          39,880          21,538
  Royalties                                    166,667          62,500               -         166,667               -
  Travel                                       168,787          30,198          18,063          53,799          71,428
                                      -----------------  --------------  --------------  --------------  --------------
                                             3,676,501         618,875         187,172       1,382,007         717,081

Write-off software development
  costs (Note 3)                               424,031               -               -               -               -

Interest income                                (11,375)         (1,319)             (5)         (1,319)         (1,195)
                                      -----------------  --------------  --------------  --------------  --------------

Net loss                              $      4,089,157   $     617,556   $     187,167   $   1,380,688   $     715,886
                                      =================  ==============  ==============  ==============  ==============

Weighted average number of
  common shares outstanding                                 18,308,959       9,789,056      16,657,738       9,460,622
                                                         ==============  ==============  ==============  ==============

Net loss per share, basic and
  diluted                                                $        0.03   $        0.02   $        0.08   $        0.08
                                                         ==============  ==============  ==============  ==============
=======================================================================================================================

        See accompanying notes to the consolidated financial statements

E-VIDEOTV, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed  in  U.S.  Dollars)

                                                              Cumulative     Nine Months     Nine Months
                                                           March 5, 1999           Ended           Ended
                                                         to September 30    September 30    September 30
                                                                    2001            2001            2000
CASH DERIVED FROM (APPLIED TO)

  OPERATING
    Net loss                                            $     (4,089,157)  $  (1,380,688)  $    (715,886)
    Compensation expense for stock options                       392,583               -               -
    Write-off software development costs                         424,031               -               -
    Depreciation and amortization                                556,297         238,761             741
    Debenture discount and issue cost amortization               158,913         158,913               -
    Interest paid in shares                                          224             224               -
    Change in non-cash operating working capital
      Receivables and prepaids                                   (13,396)        (16,824)         (6,622)
      Prepaid royalties                                          (85,783)        (85,783)              -
      Payables and accruals                                      546,628          83,709         (50,658)
                                                        ----------------  ---------------  --------------

                                                              (2,109,660)     (1,001,688)       (772,425)
                                                        ----------------  ---------------  --------------
  FINANCING
    Proceeds from issuance of common shares                    1,538,101         444,500       1,048,600
    Convertible debentures issued                              1,000,000       1,000,000               -
    Convertible debenture issue costs                           (163,250)       (163,250)              -
    Loans from related parties                                   170,677          71,677          92,500
    Loans from parent company prior to acquisition               115,000               -               -
    Cash acquired on acquisition of parent company             1,001,481               -               -
                                                        ----------------  ---------------  --------------

                                                               3,662,009       1,352,927       1,141,100
                                                        ----------------  ---------------  --------------
  INVESTING
    Advances to Ziracom Digital Communications Inc.             (106,050)       (106,050)              -
    Distribution rights                                         (300,000)              -               -
    License                                                     (445,000)              -        (415,000)
    Software development                                        (424,031)              -         (23,776)
    Office equipment                                             (49,722)        (19,919)        (19,514)
                                                        ----------------  ---------------  --------------

                                                              (1,324,803)       (125,969)       (458,290)
                                                        ----------------  ---------------  --------------

Increase (decrease) in cash                                      227,546         225,270         (89,615)

Cash, beginning of period                                              -           2,276         105,002
                                                        ----------------  ---------------  --------------

Cash, end of period                                     $        227,546   $     227,546   $      15,387
                                                        ================  ===============  ==============

NON-CASH ACTIVITIES NOT INCLUDED IN CASH FLOWS
  Ascribed value of shares issued to acquire copy
    protection license                                  $        791,773   $           -   $     791,773
  Cancellation of loans from parent company on
    acquisition                                         $        115,000   $           -   $           -
  Ascribed value of shares issued in excess of cash
    acquired on acquisition of parent company           $         95,374   $           -   $           -
  Shares issued to pay management fees                  $        238,000   $     238,000   $           -
  Shares issued on conversion of debentures             $         15,681   $      15,681   $           -
  Shares issued to pay debenture interest               $            224   $         224   $           -
  Shares subscribed to settle trade payables            $         54,000   $      54,000   $           -
  Shares subscribed to settle loan from related party   $         59,500   $      59,500   $           -
=========================================================================================================

        See accompanying notes to the consolidated financial statements.

E-VIDEOTV, INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Expressed  in  U.S.  Dollars)
Inception,  March  5,  1999,  to  September  30,  2001

                                                         Additional                                            Total
                                        Number     Par      Paid-in            Share                    Shareholders'
                                     of Shares   Value      Capital    Subscriptions          Deficit         Equity
                                     ----------  ------  -----------  ---------------  ---------------  ------------
Issuance of shares for cash on
  incorporation                               1  $    1  $        -   $            -   $            -   $         1

Adjustment for change in share
  structure resulting from
  acquisition of e-Video U.S.A.,
  Inc.                                6,623,015     661        (661)               -                -             -

Shares outstanding at date of
  acquisition of e-Video U.S.A.,
  Inc., previously issued for cash,
  net of issue costs                  8,965,343     897   1,095,958                -                -     1,096,855

Net loss, inception to December 31,
   1999                                      -        -           -                -         (478,037)     (478,037)
                                     ----------  ------  -----------  ---------------  ---------------  ------------

Balance, December 31, 1999           15,588,359   1,559   1,095,297                -         (478,037)      618,819

Issuance of shares for cash             666,000      67   1,048,533                -                -     1,048,600

Issuance of shares to acquire copy
  protection license                    502,713      50     791,723                -                -       791,773

Share subscriptions received                  -       -           -           45,000                -        45,000

Compensation expense for stock
  options                                     -       -     392,583                -                -       392,583

Net loss, year ended December 31,
       2000                                   -       -           -                -       (2,230,432)   (2,230,432)
                                     ----------  ------  -----------  ---------------  ---------------  ------------

Balance, December 31, 2000           16,757,072   1,676   3,328,136           45,000       (2,708,469)      666,343

Issuance of shares for cash             633,000      63     488,937          (45,000)               -       444,000

Issuance of shares to pay
  management fees                       915,384      92     237,908                -                -       238,000

Issuance of shares on exercise of
  stock options                           1,000       -         500                -                -           500

Share subscriptions received                  -       -           -          113,500                -       113,500

Beneficial conversion feature of
  debentures                                  -       -     513,400                -                -       513,400

Value of warrants issued as part of
  debentures                                  -       -     486,600                -                -       486,600

Issuance of shares on conversion
  of debentures and interest
                                         60,862       6      15,899                -                -        15,905
Net loss, period ending
September 30, 2001                            -       -           -                -       (1,380,688)   (1,380,688)
                                     ----------  ------  -----------  ---------------  ---------------  ------------

Balance, September 30, 2001          18,367,318  $1,837  $5,071,380   $      113,500   $   (4,089,157)  $ 1,097,560
                                     ==========  ======  ===========  ===============  ===============  ============
====================================================================================================================

        See accompanying notes to the consolidated financial statements.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
September  30,  2001
(Unaudited)


1.   BASIS  OF  PRESENTATION

The condensed consolidated balance sheets as of September 30, 2001 and December 31, 2000, the condensed consolidated statements of earnings for the three and nine month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2001 and 2000 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

The company has not yet commenced its planned principal operations and it has not yet earned any revenue. The company's current operational focus is to acquire technologies and patent rights related to the electronic delivery of movies and videos and to sub-license those technologies and rights. The company has acquired the exclusive rights in the U.S.A. to license the use of Macrovision Corporation's analog copy protection for digital video transmissions received in Faster-Than-Real-Time ("FTRT"). The company also has an agreement with U.S.A. Video Interactive Corp. to exclusively sub-license their "Store and Forward Video System" patent in areas related to digital set-top boxes with hard-drives in the U.S.A.

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

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
September  30,  2001
(Unaudited)


3.   DISTRIBUTION  RIGHTS  AND  SOFTWARE  DEVELOPMENT

Includes the net cost to date of an exclusive license to use certain technology for the analog copy protection of digital video transmissions received in Faster-Than-Real-Time and stored in home devices on set-top boxes for later viewing. This five year license ends January 31, 2005. There is an extension provision to January 31, 2010. Usage royalties of 1% of gross transaction fees are payable to the licensor. Minimum annual royalties of $250,000 are payable in advance on January 31 each year from 2000 until 2004. Should the license be extended, royalties of $350,000 are payable each January 31.

The company wrote off software costs of approximately $424,000 in December 2000 as these software development costs were no longer applicable in the company's current business model of licensing.

================================================================================

4.   ADVANCES  TO  ZIRACOM  DIGITAL  COMMUNICATIONS,  INC.

Subsequent to September 30, 2001, the company acquired all of the issued and outstanding shares of Ziracom Digital Communications, Inc. ("Ziracom") (Note
11). The advances to Ziracom are non-interest bearing until October 31, 2001 at which time they are due. If the advances are not repaid by October 31, 2001, a debenture is to be issued to the company covering all of the assets of Ziracom. The debenture is to be due October 31, 2002 and pay interest at 9% per annum.

================================================================================

5.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
                                                          September 30    December 31
                                                                  2001           2000
                                                          -------------  ------------

Accrued management fees                                   $     156,000  $    223,000
Trade payables                                                  130,858       272,149
                                                          -------------  ------------

                                                          $     286,858  $    495,149
                                                          =============  ============

6.    LOANS FROM RELATED PARTIES
                                                           September 30   December 31
                                                                   2001          2000
                                                          -------------  ------------

Loans from directors with no specific terms of repayment  $      84,177  $     51,500
Demand loan from a shareholder.  Interest free until
  August 16, 2001 and bears interest at U.S. prime
  plus 2% thereafter                                                  -        47,500
Loans from shareholders bearing no interest, unsecured
  and repayable at $3,000 per month                              27,000             -
                                                          -------------  ------------

                                                          $     111,177  $     99,000
                                                          =============  ============

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
September  30,  2001
(Unaudited)


7.   CONVERTIBLE  DEBENTURES

On July 6, 2001, the company received $1,000,000 from the sale of convertible debentures and warrants to purchase up to 666,666 shares of the company's common stock (Note 8). The principal on the debentures is due June 6, 2003. Interest at 8% per annum on the debenture principal outstanding is due quarterly commencing September 30, 2001. The debentures and any unpaid and accrued interest may be converted at the option of the holder into common shares of the company. The conversion price per share is the lesser of $0.4747 and 80% of the average of the three lowest closing prices of the common shares on the principal market where the shares trade for the sixty trading days prior to conversion.

The company may redeem the convertible debentures on five days notice by paying the holders 145% of the principal outstanding plus accrued interest, if the repayment is made by January 2, 2002; otherwise, 190% of the principal outstanding plus accrued interest. Upon receiving the repayment notice, the debenture holders have the option of converting the debentures to common shares within five days.

The company has determined the fair value of the warrants to be $486,600, using the Black Scholes option-pricing model. This warrant value is reflected as an addition to paid-in capital and a discount to the debenture principal.

The debentures contain a "beneficial conversion" feature as the fair value of the underlying stock was greater than the fair value of the debenture at the date of issuance. The value of the beneficial conversion feature has been calculated as $513,400, which has been recognized as an addition to paid-in capital and a discount to the debenture principal.

The discounts to the debenture principal are amortized over the life of the debentures as interest expense. Any unamortized discounts related to debentures converted to common stock are written off as interest expense at the conversion date.

The company incurred $163,750 in cash commissions and expenses related to the issuance of the debentures, which has been recognized as a deferred cost to be amortized by the interest method over the term of the debt. Any unamortized issue costs related to debentures converted to common stock are written off as interest expense at the conversion date.

The following table summarizes the activity in the debentures during the nine months ended September 30, 2001.

                                          Convertible Debentures
                                      -------------------------------  Deferred
                                      Principal   Discounts  Net Book   Issue
                                                               Value    Costs

Debentures issued on July 6, 2001     1,000,000   1,000,000         -  163,250
Debentures converted to common stock    (15,681)    (15,681)        -   (2,560)
Amortization of discounts                     -    (120,930)  120,930  (19,742)
                                      -----------------------------------------
Balance, September 30, 2001             984,319     863,389   120,930  140,948
                                      =========================================

The company has not made its September 30, 2001 interest payment of $18,811 as required under the terms of the convertible debenture agreements. Notwithstanding this technical default, the creditor has agreed not to demand repayment of the loan.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
September  30,  2001
(Unaudited)


8.   CAPITAL  STOCK

AUTHORIZED  CAPITAL

During 2000 the company increased its authorized capital from 30,000,000 common shares with a par value of $0.0001, to 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.

WARRANTS

The following warrants to purchase shares of common stock were issued during the nine months ended September 30, 2001 and are outstanding at September 30, 2001:

   Number of
shares issuable
  on exercise    exercise price per share          expiry date       particulars of issuance
-----------------------------------------------------------------------------------------------

588,000          0.30 until March 15, 2002       March 15, 2003  issued in connection with the
                 and $0.50 after then                             issuance of shares for cash

666,666          the lesser of $0.73 and          July 6, 2006    issued in connection with the
                 120% of the average of the                       issuance of the convertible
                 three lowest closing prices of                   debenture (Note 7)
                 the  common  shares  on  the
                 principal market  where  the
                 shares  trade  for  the  ten
                 trading days prior to exercise

STOCK  OPTIONS

The following table summarizes outstanding and exercisable share options at September 30, 2001:

                   Options Outstanding and Exercisable
              -------------------------------------------------
                                           Average    Weighted
                                         Remaining     Average
                                       Contractual    Exercise
                   Number                     Life       Price
              Outstanding   Grant Date  (In Years)   Per Share
              -----------  -----------  -----------  ----------

                1,069,000     11/30/00         4.17  $     0.50
                3,600,000     01/12/01         4.29        0.25
              -----------               -----------  ----------
                4,669,000                      4.26  $     0.31
              ===========               ===========  ==========

The company granted options to purchase 3,600,000 shares of the company's common stock to directors during the nine months ended September 30, 2001. No expense has been recorded related to these options.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
September  30,  2001
(Unaudited)


8.   CAPITAL  STOCK  (Continued)

SHARE  SUBSCRIPTIONS

                                        September 30, 2001     December 31, 2000
                                      ---------------------  ---------------------
                                       Number      Amount     Number      Amount
                                      ---------  ----------  ---------  ----------
Share subscriptions received                                    45,000      45,000
Shares to be issued in settlement of
 trade payables                         180,000      54,000          -           -
Shares to be issued in settlement of
 loan from related party                119,000      59,500          -           -
                                      ---------  ----------  ---------  ----------
                                        299,000  $  113,500     45,000  $   45,000
                                      =========  ==========  =========  ==========

ESCROWED  SHARES

During 1999, a former director of the company placed 345,000 shares of common stock into escrow. These shares were released to the former director on February 9, 2001.

In addition, all of the 6,623,016 common shares issued on the acquisition of e-VideoTV, Inc. were held in escrow at December 31, 2000. These shares were released from escrow on February 9, 2001.

================================================================================

9.   INCOME  TAXES

At September 30, 2001, the company had net operating losses carried forward of approximately $3,500,000 (December 31, 2000: $2,100,000) that may offset against future taxable income until 2020. The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses carried forward will not expire unused.

================================================================================

10.  COMMITMENTS

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

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
September  30,  2001
(Unaudited)


10.  COMMITMENTS  (Continued)

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

================================================================================

11.  SUBSEQUENT  EVENT

On August 24, 2001, the company agreed to purchase all of the outstanding shares of Ziracom Digital Communications, Inc., a Delaware corporation with its principal offices located in Vancouver, British Columbia, Canada, in exchange for 8,655,138 shares of common stock in the company.

The agreement was approved by a majority of the shareholders of both the company and Ziracom on October 23, 2001.

Of the 8,655,138 shares to be issued, 4,327,569 shares will be held in escrow. The escrowed shares will be released over a twelve month period, contigent upon Ziracom's performance, as follows:

1. 1,081,892 shares will be released if Ziracom achieves sales of $382,000 for the period August 1, 2001 to January 31, 2002;

2. 1,081,892 shares will be released if Ziracom completes version 4.0 of its product Alpha Omega. The version must be ready for market and must achieve a file size of 70% of original file size (based on Alpha Omega Version 3.2), have Digital Rights Management (DRM) ability, and be compatible with Media Player versions 7 and 8 and Windows CE for hand-held devices.

3. 2,163,785 shares will be released if Ziracom achieves pre-tax earnings of $1,406,460 by July 31, 2002.

If the market price of the company's common shares at the release date is less than $0.50 per share, additional shares will be issued to effect the same value as if the market price was at $0.50 per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company continues to formulate its plan of operation to market technologies related to video delivery, video compression, and video-on-demand. The Company has recently signed an agreement (June 27, 2001) with USA Video Interactive Corp to license exclusively, the rights to sublicense their "Store and Forward Video System" patent for broadband applications in the USA. The Company and USA Video are preparing the long form agreement which is not as yet finalized. The Company intends to sublicense this technology to set-top-box manufacturers and cable, satellite, and broadband operators. The Company also has exclusive rights in the USA to license the use of Macrovision Corporation's analog copy protection on digital video transmissions received in Faster Than Real Time (FTRT) and stored in home devices such as set-top boxes for later viewing.

     On August 24, 2001 the Company signed an agreement to acquire all of the issued and outstanding shares of Ziracom Digital Communications Inc., a Nevada corporation with principal offices located in Vancouver, British Columbia, Canada, carrying out the business of development and sale of video compression technologies. Ziracom's proprietary video compression technologies offer several advantages for video transmission in the entertainment, Internet and wireless industries. The agreement calls for the issuance of a total of 8,655,138 restricted common shares of the Company. This transaction closed on October 23, 2001 after a majority of the shareholders of Ziracom approved the transaction. The agreement called for the issuance on closing of 4,327,569 restricted common shares with the remaining 4,327,569 common shares to be held in escrow. These escrowed shares will be released over a 12-month period, contingent upon Ziracom's performance:

     1. 1,081,892 restricted shares issued if Ziracom achieves a sales objective of $382,000 for the period August 1, 2001 to January 31, 2002

     2. 1,081,892 restricted shares issued if Ziracom completes version 4.0 of its compression technology. This version must be ready for market and must achieve a file size of 70% of the file size in version
               3.2. (i.e. a 30% improvement) and it must also be compatible with Media Player version 7 and version 8 and Windows CE for hand-held devices.

     3. 2,163,785 restricted shares issues if Ziracom achieves its target of pre-tax earnings of $1,406,060 by July 31, 2002.

     A floor price of $0.50 per share will be established for all releases of escrow stock. In the event the market price at the release date is below $0.50 per share then additional shares will be issued to effect the same value as if the market price was at $0.50 per share.

     The Company intends to market these various technologies and sub-licenses to companies involved in broadband video delivery, entertainment video, Internet video streaming, wireless video applications, and video-on-demand.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has no revenues to date, but anticipates revenue in the first quarter of 2002. During the quarter ending September 30, 2001, the Company incurred losses of $617,556 bringing losses for the nine months ending September 30, 2001 to $1,380,688. The accompanying financial statements have been prepared on the basis that the Company is a going concern. The financial statements do not include adjustments that would be necessary should the Company be unable to continue as a going concern.


     During the quarter ending September 30, 2001, the Company received $1,000,000 from the sale of 8% convertible debentures, due June 6, 2003. There are quarterly interest payments commencing September 30, 2001, and the principal amount of the debenture is due in one lump sum on June 6, 2003. The number of shares of common stock to be issued upon conversion of the convertible debentures is based on the current calculation of a floating conversion price and could amount to as much as 4,761,905. In addition, 666,666 warrants to purchase shares of our common stock were issued to the firm in connection with this financing. These warrants have an exercise price of approximately $0.40 per share.

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

          In February 2001, the Company prepaid its royalties to Macrovision for the year 2001 in accordance with the terms of its agreement. The Company has complied with all requirements of its agreement with Macrovision Corp to date, and is cognizant of its obligations both now and in the future regarding its commitment to Macrovision. The Company currently does not have sufficient funds to carry it through the next 12 months without additional funding. It will therefore continue to pursue private placements, loans, and any other appropriate terms of financing.

     In the next 12 months, the Company estimates it will require funding for: marketing, acquiring additional patents and licenses, further research and development, and general working capital. Depending on the rollout of these items, and development of markets, funding requirements could range from $1,000,000 - $5,000,000. In addition to the convertible debenture described above, the Company has financed its development stage to date by private placements of common stock. It also recognizes that it currently does not have sufficient funds to finance its operation over the next 12 months. The Company plans to complete additional financings to provide the necessary funds. The inability of the Company to arrange necessary financing will have a material adverse effect on proposed operations.

     In the coming year, the company intends to undertake additional R&D related to advancing its video compression technology and adapting it for a variety of emerging video applications. The Company intends to work closely with various manufacturers and vendors as appropriate to create licensing and/or joint venture relationships.

     As well, the Company intends to explore the acquisition of patents and technologies related to its VOD licensing activities. Currently the company does have the resources to complete these initial R&D efforts but will continue to seek additional financing to achieve its long-term goals.

     The Company further recognizes that its development schedule will be delayed unless additional capital required is available when needed.

     Inflation has not been a factor during the quarter ending September 30, 2001.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

None.

(b)     Reports on Form 8-K.

The Company filed a Form 8-K in October 2001 re the acquisition of Ziracom Digital Communications Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                   E-VIDEOTV, INC.

Date     November 16, 2001                   By       /s/ Robert G. Dinning
         -----------------                   -----------------------------------
                                             Robert G. Dinning
                                             President (Chief Executive Officer)

Date     November 16, 2001                    By       /s/ Robert G. Dinning
         -----------------                   -----------------------------------
                                             Robert G. Dinning
                                             Chief Financial Officer