Form 10KSB
period 2001-12-31
E VIDEOTV INC/DE
filed 2002-04-15
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB
     (Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001
                                     -------------------


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

         $883,548             As of          March 22, 2002
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
     Yes          No
         ---          ---

                      APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date: 29,451,594 As of March 22, 2002


                       DOCUMENTS  INCORPORATED  BY  REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c)of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

Transitional  Small  Business  Disclosure  Format  (check  one):
     Yes            No  X
         ---           ---

TABLE  OF  CONTENTS

PART I.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
  Item 1.   Description of Business. . . . . . . . . . . . . . . . . . . . .   4
  Item 2.   Description of Property. . . . . . . . . . . . . . . . . . . . .  10
  Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  10
  Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .  10

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
  Item 5.   Market for Common Equity and Related Stockholder Matters.. . . .  11
  Item 6.   Management's Discussion and Analysis and Plan of Operation.. . .  11
  Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . .  13
  Item 8.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure . . . . . . . . . . . . . . . . . . . .  30

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
  Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act. . . . . . . .  31
  Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . .  33
  Item 11.  Security Ownership of Certain Beneficial Owners and Management .  34
  Item 12.  Certain Relationships and Related Transactions . . . . . . . . .  35
  Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .  36

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

                                     PART I


ITEM 1.    DESCRIPTION  OF  BUSINESS.

GENERAL DEVELOPMENT OF THE BUSINESS

The Company was incorporated in Delaware on July 25, 1997 under the name Oro Rico Mining Corporation. On August 25, 1997, ORM, Inc., an inactive company incorporated in Colorado on July 25, 1997, was merged into the Company. The name of the Company was changed to Asia Pacific Enterprises, Inc. on October 16, 1997. On June 23, 1999, the Company acquired EVideo U.S.A., Inc. by issuing 6,623,016 of its common shares to EVIDEO International,Inc. On August 6, 1999 the Company changed its name to e-VideoTV,Inc.

Unless otherwise indicated, all references to the Company include the operations of the Company and its wholly owned subsidiary, EVideo U.S.A., Inc.

The primary business of the Company is to develop, deploy, acquire and license technologies related to Video Compression and the electronic delivery of videos.

The Company believes that a growth opportunity exists for the delivery of video content over wireless connectivity. This includes video cell phones, wireless PDAs (Personal Digital Assistants), other wireless hand held devices, wireless computer networks, and remote video surveillance. Bandwidth limitations, on a per user basis, in these wireless networks typically require efficient digital video compression technologies.

In support of this strategy, the Company has acquired Ziracom Digital Communications and its video compression technologies. Ziracom's proprietary video compression technologies offer several advantages for video transmission in the entertainment, Internet and wireless industries. Ziracom has been developing video compression technologies targeted at bandwidth restrained applications. This video compression technology is currently being expanded to incorporate features applicable to low and medium bandwidth wired and wireless connectivity.

The Company also believes that the VOD (Video-On-Demand) industry will move towards a download model, where movies and videos will be downloaded as compressed digital files to a hard drive located in the personal computer, home terminal or set top box. The cost of hard drive storage has shown a decreasing trend and is enabling such new product and service opportunities. A limiting factor for electronically delivering video programs is the available bandwidth. Although broadband accessibility is increasing, the massive size of digital video files compels the use of efficient digital video compression technologies.

For some time, the Company has felt that the major Hollywood movie studios would begin offering their feature films for electronic delivery to the home as a Video-On-Demand offering. The Company had obtained the exclusive rights from Macrovision Corporation to use their analog copy protection technology for Pay-Per-View (PPV) and Video-On-Demand (VOD) movies digitally downloaded to set top boxes in "faster than real time"(FTRT)in cable, satellite and broadband applications in the USA.

After reviewing the latest market information, the Company concluded that it would be at least 12 to 18 months, and possibly longer, before significant moves would be made by the major studios in the area of VOD. The Company also reviewed the required financial obligations to Macrovision for continuing the agreement, and concluded that without foreseeable revenue from this area that it would not be prudent to continue with the license agreement and negotiated a cancellation of this agreement with Macrovision.

At the present time, the Company is in the development stage, and has sold only one license to date. It did not generate any revenue in 2001 but in the first quarter of 2002, has generated revenues of $400,000 and has several sales contract negotiations underway at this time. The Company currently has 10 employees, who are employed by the Company through consulting contracts and/or as employees. The Company's head office is located in Scottsdale, Arizona. The Company expects to expand its workforce in the next 12 months.

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


COMPETITION

Other companies that provide certain forms of video compression software technology include Microsoft, Real Networks, Apple Computer, Sorenson, etc. The majority of these have been designed to provide video solutions over the Internet and require the use of a powerful Personal Computer platform to receive and play the video content.

Since these compression products available from the major competitors tend to require large computer resources most are not readily adaptable to applications like wireless cell phones. Also some of these products are not adaptable to other hand-held devices for similar reasons.

Although the Company also utilizes the Internet and PC platforms for testing and demonstration, and has products available for this environment, the Company is working to also target its technology for deployment in smaller platforms such as wireless PDAs, video cell phones, etc. The Company believes this will give it the technological edge to enter these markets more quickly than larger competitors. The Company also plans to maintain a market edge by offering to create customized versions as needed by large commercial customers.

THE  INDUSTRY

The Company has identified several market areas that are potential users of the Company's technologies. These include electronic delivery to the home of VOD movies, video cell phones, wireless PDA's, and remote video surveillance.

Electronically delivered VOD movies will compete directly with the video store business that represents $15 billion in revenue per year. Cable operators, satellite operators, and broadband DSL operators are eager to enter the VOD market and capture a share of this revenue. These operators will offer VOD by electronically delivering movies to the home with full VCR-like control over the movie.

The Company believes that the next major growth in the home entertainment industry is focused on Personal Television, powered by set-top boxes with hard drives that can store programs, VOD movies, provide time shifting and Personal TV - channels (PTV). Many have sufficient capacity to store 10-15 movies. Video compression technology is applicable both for the delivery of the video content and for the compression/storage on the hard drive.

The major Hollywood studios have announced that they intend to undertake VOD trials for the delivery of feature films over the Internet using video compression. However, the specific timelines and operational details are not yet known. The Company believes its technologies would be of benefit to this market.

The Company believes that the next growth area for the cell phone market will be video cell phones. Each phone would contain a tiny camera and require both internal video compression encoding for the camera and decoding for the display.

The Company believes that a growth opportunity exists for delivering video signals to other handheld wireless devices such as PDAs and other hand-held computers. The screen displays tend to be larger than those on video cell phones and users may be more apt to watch video content such as news, instructional videos, or corporate communications videos.

The Company also believes that a market opportunity exists for remote video camera surveillance. Video compression will allow these remote cameras to send their signals over lower cost digital networks, including wireless networks allowing surveillance in transportation vehicles. This market will require a cost-effective, low-power, compact-size video compression encoding module.


OTHER  TECHNOLOGIES  &  PATENT  PENDING

The Company has also developed a technical methodology related to the pre-caching of video programs and movies in set top boxes prior to the viewer ordering the movie content. This innovation offers industry advantages in delivery efficiencies and consumer satisfaction. The Company has an outstanding patent application with the US Patent Office. The Company has subsequently learned that an existing patent by others has some similar claims. The Company has not yet received any further advice or requests from the US Patent Office on this patent application.

In addition, the Company is continuously seeking and reviewing issued patents that it may wish to acquire to compliment the Company's work in the areas of video compression, VOD and caching.

The Company plans to explore these opportunities. While the company wishes to acquire existing patents, it should be noted that it currently does not have the cash resources to make such patent acquisitions. None-the-less, the Company will continue to pursue opportunities in video compression technology and will continue to seek out financial assistance either by loans or equity.

During the year, the company spent $214,000 on research and development. This is represented by fees paid or payable to Nickerson and Bennett. In 2000 the company spent $254,000 on research and development. These expenses are included in management and consulting fees.

RISK  FACTORS

An investment in stock of the Company is highly speculative, involves a high degree of risk, and should not be made by any person who cannot afford the loss of the entire investment. The following factors should be considered carefully in evaluating the Company and its business.

Lack  of  Prior  Operations  and  Experience

The Company is a development stage company, has no revenues from operations and, except for the services of its officers and directors and the cash on hand, has no other significant tangible assets. Accordingly, there can be no assurance that the Company will operate at a profitable level. The Company's proposed business involves selling software and licensing technology related to video compression and to the electronic delivery of videos. Future development and operating results will depend on many factors, including the initial sales, sign up of customers and licensees, the demand for the Company's technology, price sensitivity, and the Company's ability to develop markets and control costs. In addition, the Company's future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the video communications industry which is characterized by intense competition, rapid technological change, significant regulation and significant consolidation of ownership.

Acceptance  of  Company's  Technology;

There can be no assurance that the Company's technologies will be purchased or licensed in large quantities. Although the Company believes that there will be a large market for its video compression technology, there can be no assurance that a profitable market will develop, or how quickly such development may occur. If potential customers do not perceive that the Company's technologies offers them technical benefits or image quality improvements that they are willing to pay for then the Company will be unable to continue as a going concern.

Additional Financing Required - Dilution to Present Shareholders

The Company does not currently have sufficient funds to reach full market penetration of its technology and generate significant sales income and be competitive in the industry. The Company's capital requirements will depend on a variety of factors, including the signing up of customers, the time involved to achieve significant sign ups, the acquisition of further licenses, patents, and other technologies and market acceptance of and demand for its technologies. The timing and amount of such capital requirements cannot be accurately predicted. There is no assurance that additional funds will be available from any source when needed by the Company. If additional funds are not available, the Company may not be able to continue in business.

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

The Company is currently negotiating with several parties regarding additional funding. The outcome of these negotiations will not be known for at least 60 days.

Stock Options

The Company has approved a stock option plan that sets aside 7,500,000 of the company's common stock for issuance upon the exercise of stock options. During the year, the following stock options were granted:

Date Granted         Optionee        No. of Shares  Effective Date  Expiration Date
-------------  --------------------  -------------  --------------  ---------------
Nov 30, 2000   Glen Williamson             155,000  Nov 30, 2000    Nov 30, 2005
Nov 30, 2000   Karen Blandini              155,000  Nov 30, 2000    Nov 30, 2005
Nov 30, 2000   Dan Cravens                 120,000  Nov 30, 2000    Nov 30, 2005
Nov 30, 2000   Phil Dion                   120,000  Nov 30, 2000    Nov 30, 2005
Nov 30, 2000   Jennifer Schrier             20,000  Nov 30, 2000    Nov 30, 2005
Nov 30, 2000   Peter Van der Gracht         50,000  Nov 30, 2000    Nov 30, 2005
Nov 30, 2000   Lisa Payne                   50,000  Nov 30, 2000    Nov 30, 2005
Sub-total                               ----------
                                           670,000
Nov 30, 2000   Peter Wilson                400,000  Nov 30, 2000    Nov 30, 2005
                                        ----------
                                         1,070,000

Options of 1,000 belonging to Williamson were exercised during 2001.

On Jan 12, 2001, the following options were granted to Roy Bennett-1,100,000, Robert Dinning - 1,100,000, Harvey Nickerson - 1,100,000, and Charles Weber - 300,000. Mr. Bennett and Mr. Weber both resigned from the company and their options expired. Subsequent to the year end options to Mr. Dinning, Mr. Nickerson and Mr. Wilson were cancelled and new options were established as follows:


Jan 23, 2002   Robert Dinning    1,000,000  Mar 15, 2002  Mar 15, 2007
Jan 23, 2002  Harvey Nickerson   1,000,000  Mar 15, 2002  Mar 15, 2007
Jan 23, 2002  Gianfranco Fiorio    750,000  Mar 15, 2002  Mar 15, 2007
Jan 23, 2002  Peter Wilson         600,000  Mar 15, 2002  Mar 15, 2007
Mar 15, 2002  Rod Gunn             750,000  Mar 15, 2002  Mar 15, 2007

                                ----------
Sub-total                        4,100,000
                                ----------
Total Options as at
March 22, 2002                   4,769,000
                                ==========

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

Penny Stock Regulation

The Securities and Exchange Commission (the "SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ National Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements often have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules. The Company's common stock is subject to the penny stock rules, and accordingly, owners of the Company's common stock may find it difficult or impossible to sell their shares.


Need for Experienced Management and Key Employees

The Company is dependent upon the services of a few key management and technical personnel. The loss of any one of their services, or an inability to recruit and retain additional qualified personnel, could have a material adverse effect on the Company.

Corporate Size Disadvantage & New Technologies

The video compression industry is characterized by a large percentage of the industry controlled by a small number of large companies. The Company will be at a disadvantage in negotiating licenses with other companies having larger technical and legal staffs, established market positions and greater financial and operational resources than the Company. There can be no assurance that the Company will be able to conclude licenses or sales in a timely manner. There can be no assurance that other companies will not succeed in developing products, or new competing technologies that are more effective or more effectively marketed than technologies marketed by the Company or that render the Company's technology obsolete.

Dependence on Third Parties

The Company intends to sell licenses and technologies to other companies that will, in turn, provide and sell the end products. The Company expects its success will be dependent upon the deployment of products and services by others.

Control by Principal Shareholders.

The Company's officers, directors and principal shareholders own approximately 45.28% of the Company's outstanding common stock. The Company's officers and directors will therefore be able to influence the election of the Company's
Directors  and  thereby  direct  the  Company's  policies  and  affairs.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company does not currently own any material amount of property or equipment.

ITEM 3.   LEGAL PROCEEDINGS.

The Company is named in a lawsuit pertaining to Ziracom and three of its former directors. This lawsuit appears to be without merit and is being vigorously defended. e-VideoTV, Inc is named even though it was not even a shareholder at the time of the allegations. At the present time a motion is being filed to eliminate e-VideoTV, Inc. from the lawsuit. The Company has declined an offer to settle this matter. The Company is not aware of any proceeding that a government authority is contemplating.

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


Quarter ended       High Bid   Low Bid                  High Bid  Low Bid
------------------  ---------  --------                 --------  -------

March 31, 2001      $    0.65  $   0.59  March 31,2000  $   5.19  $4.81
June 30, 2001       $    0.84  $   0.61  June 30, 2000  $   2.69  $2.53
September 30, 2001  $    0.40  $   0.33  Sept 30, 2000  $   0.81  $0.68
December 31, 2001   $    0.06  $   0.05  Dec 31,  2000  $   0.30  $0.22

As of March 22, 2002, there were approximately 390 holders of record of the Company's common stock.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay, any dividends.

ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATION.

The Company is focusing on video compression technologies used to electronically deliver video signals in such applications as VOD movies-to-the-home, video cell phones, wireless hand-held computers and video surveillance. The Company has moved its focus away from the analog copy protection used in home movie devices and set-top boxes for video received in Faster Than Real Time (FTRT) and more towards video compression technologies. To this end, it negotiated a cancellation of its license with Macrovision Corp and in return Macrovision agreed to return the 502,713 common shares of e-VideoTV, Inc it had received in 2000. The Company felt the continuing financial obligations attached to the license far exceeded the return projected in the next 18 months. The Company decided that funds were better utilized in the area of video compression technologies.

The Company commenced negotiations for the acquisition of Ziracom Digital Communications Inc, and reached a preliminary agreement in October 2001. On February 14, 2002, the Company completed the acquisition of Ziracom by issuance of 8,655,139 restricted common shares for 100% of the outstanding shares of Ziracom. At December 31, 2001, the Company had advanced $269,744 to Ziracom to assist in completion of its version 4.1 alpha omega video compression technology.

As a result of the termination of the license agreement with Macrovision, the Company wrote off distribution rights and software development costs in the amount of $892,904.

During the year, the Company completed private placements for 588,000 common shares, resulting in proceeds of $444,000. These shares were sold at an average price of $0.75 per share. The Company has also issued 45,000 common shares re $45,000 received in 2000 and settled in 2001 for shares at $1.00 each. During the year, the Company negotiated financing by way of a convertible debenture of $1,000,000 which netted the Company $836,750 after expenses. At December 31, 2001 the debenture holder had converted $66,630 of the debt into 475,000 common shares. These shares are free trading pursuant to a registration statement that went effective August 22, 2001.

The Company settled a debt of $59,500 by issuance of 119,000 common shares at $0.50 per share. Management fees outstanding of $238,000 were also settled by issuance of 915,384 restricted common shares at $0.26 per share.

Activities for the year resulted in the net issuance of 1,640,671 common shares, increasing the shares outstanding to 18,397,743. Subsequent to the year-end, an additional 8,655,139 common shares were issued to complete the acquisition of Ziracom Digital Communications Inc.

The  Company  strengthened  its  management team with the addition of Gianfranco
Fiorio and Rod Gunn to its team. Mr. Fiorio has extensive experience in financial and sales management and will assist the Company in sales opportunities on the east coast of the USA. He assumed the role of CEO on Feb 1, 2002. Mr. Gunn was appointed President and COO on March 15, 2002. Mr. Gunn has had a 35-year career in broadcasting and business entertainment. Mr. Gunn will become the Chief Operating Officer of the Company and direct its marketing and technology efforts. Mr. Dinning will continue as Chairman and CFO.

The Company is committed to continuing development of video compression technology in the next 12 months as it feels video content for wireless applications is the market direction. These wireless applications include video cell phones, wireless computer networks, remote video surveillance, and wireless PDA's. Bandwidth limitations requires efficient video compression technologies and Ziracom technology is applicable for both high and low bandwidth applications.

In  the  next  12  months,  the  Company  estimates it will require funding for:
Continuous development of its alpha omega video compression as well as marketing costs to market its technology. The majority of these funds are estimated to be generated internally as marketing efforts accelerate. It plans to add additional technical personnel to assist in further product development.

The Company further recognizes that its development schedule will be delayed unless additional capital required is available when needed. The Company acknowledges that it currently does not have sufficient capital to continue its operation. It is actively pursuing financing opportunities and the success of this activity will not be known for 60 days.

Inflation  has  not  been  a  factor  during  the year ending December 31, 2000.

ITEM 7.   FINANCIAL STATEMENTS

The following financial statements are included in this Annual Report on Form 10-KSB:


                                                                PAGE #

Report  of  the  Independent  Auditors                              14

Consolidated Balance Sheets as at December 31, 2001 and
2000                                                                15

Consolidated  Statements  of  Operations  for  the
cumulative  period  from  inception,  March 5, 1999, to
December 31, 2001, and the years ended December 31, 2001 and 2000   16

Consolidated  Statements  of  Cash  Flows  for  the
cumulative  period  from  inception,  March 5, 1999, to
December 31, 2001, and the years ended December 31, 2001 and
2000                                                                17

Consolidated  Statement  of  Shareholders'  Equity from
inception,  March  5,  1999,  to  December  31,  2001               18

Notes  to  the  Consolidated  Financial  Statements                 19-30

INDEPENDENT  AUDITORS'  REPORT  ON  THE  FINANCIAL  STATEMENTS

To the Shareholders of e-VideoTV, Inc.

We have audited the consolidated balance sheet of e-VideoTV, Inc. (A Development Stage Company) as at December 31, 2001 and 2000 and the statements of operations, cash flows and stockholders' equity for the years 2001 and 2000 and for the period from March 5, 1999 (inception) to December 31, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended and for the period from March 5, 1999 (inception) to December 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

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



Vancouver, Canada                                         GRANT THORNTON LLP
March 7, 2002                                             Chartered Accountants

E-VIDEOTV, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)


                                                                      December 31    December 31
                                                                         2001           2000
=================================================================================================
ASSETS
Current
   Cash                                                              $          -   $      2,276
   Receivables                                                                  -          6,726
   Prepaid expenses                                                         4,225          2,450
                                                                     -------------  -------------
                                                                            4,225         11,452
Non-current receivables (Note 3)                                           32,500              -
Computer equipment (net of accumulated depreciation of $22,398
   (2000:  $10,181))                                                       21,097         19,622
Distribution rights and software development (Note 4)                           -      1,229,418
Advances to Ziracom Digital Communications, Inc. (Note 5)                 269,744              -
Debt issue costs (Note 8)                                                 113,782              -
                                                                     -------------  -------------

                                                                     $    441,348   $  1,260,492
                                                                     =============  =============
=================================================================================================

LIABILITIES
Current
   Accounts payable and accrued liabilities (Note 6)                 $    233,341   $    495,149
   Loans from related parties (Note 7)                                    102,713         99,000
   Convertible debentures (Note 8)                                        237,667              -
   Loan payable (Note 9)                                                  100,139              -
                                                                     -------------  -------------
                                                                          673,860        594,149
                                                                     -------------  -------------
SHAREHOLDERS' (DEFICIENCY) EQUITY
Capital stock (Note 10)
   Authorized:
      100,000,000   shares of common stock, $0.0001 par value
          5,000,000   shares of preferred stock, $0.0001 par value
   Issued and outstanding:
         18,397,743 (2000:  16,757,072) common shares                       1,840          1,676
      Additional paid-in capital                                        5,151,439      3,328,136
      Share subscriptions                                                  79,200         45,000
                                                                     -------------  -------------

                                                                        5,232,479      3,374,812
Deficit accumulated during the development stage                       (5,464,991)    (2,708,469)
                                                                     -------------  -------------

                                                                         (232,512)       666,343
                                                                     -------------  -------------

                                                                     $    441,348   $  1,260,492
                                                                     =============  =============
-------------------------------------------------------------------------------------------------

Continuance of operations (Note 1)
Commitments (Note 13)
Contingency (Note 15)

        See accompanying notes to the consolidated financial statements.

E-VIDEOTV, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)


                                                               Cumulative           Year              Year
                                                             March 5, 1999         Ended             Ended
                                                             to December 31    to December 31    to December 31
                                                                  2001              2001              2000
================================================================================================================

Revenue                                                     $             -   $             -   $             -
                                                            ----------------  ----------------  ----------------
General and administrative expenses
   Compensation expense for stock options                           392,583                 -           392,583
   Corporate promotion                                              260,119            98,914           119,068
   Depreciation and amortization                                    626,170           318,568           307,355
   General corporate expenses                                       175,399            38,288            81,499
   Interest expense                                                 391,017           391,017                 -
   Management and consulting fees                                 1,213,738           473,833           583,265
   Office expenses                                                  188,661            73,521           101,108
   Professional fees                                                347,197            98,826            82,450
   Rent                                                             134,732            57,143            53,761
   Royalties                                                        250,000           250,000                 -
   Travel                                                           179,814            64,826            86,510
                                                            ----------------  ----------------  ----------------

                                                                  4,159,430         1,864,936         1,807,599

Write-off of distribution rights and software development
   costs (Note 4)                                                 1,316,935           892,904           424,031

Interest income                                                     (11,374)           (1,318)           (1,198)
                                                            ----------------  ----------------  ----------------
Net loss                                                    $    (5,464,991)  $    (2,756,522)  $    (2,230,432)
                                                            ================  ================  ================
Weighted average number of common shares
   Outstanding                                                                     17,180,666         9,543,179
                                                                              ================  ================

Net loss per share, basic and diluted                                         $         (0.16)  $         (0.23)
                                                                              ================  ================
================================================================================================================


        See accompanying notes to the consolidated financial statements.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Expressed  in  U.S.  Dollars)


                                                                           Cumulative           Year              Year
                                                                         March 5, 1999         Ended             Ended
                                                                         to December 31    to December 31    to December 31
                                                                              2001              2001              2000
============================================================================================================================
Cash derived from (applied to)
   Operating
      Net loss for period                                               $    (5,464,991)  $    (2,756,522)  $    (2,230,432)
      Compensation expense for stock options                                    392,583                 -           392,583
      Write-off of distribution rights and software development costs         1,316,935           892,904           424,031
      Depreciation and amortization                                             636,104           318,568           317,289
      Amortization of debenture discount                                        352,490           352,490                 -
      Debenture Interest paid in shares                                           1,275             1,275                 -
      Management fee paid in shares                                             238,000           238,000                 -
      Subscription of shares for services                                        25,200            25,200                 -
      Change in non-cash operating capital
         Receivables and prepaids                                                 8,379             4,951            (6,272)
         Payables and accruals                                                  255,111          (207,808)          246,250
                                                                        ----------------  ----------------  ----------------
                                                                             (2,238,914)       (1,130,942)         (856,551)
                                                                        ----------------  ----------------  ----------------
   Financing
      Proceeds from issuance of common shares                                 1,538,101           489,500         1,048,600
      Shares subscribed                                                               -           (45,000)           45,000
      Convertible debentures issued                                           1,000,000         1,000,000                 -
      Convertible debenture issue costs                                        (163,250)         (163,250)                -
      Loans from related parties                                                162,213            63,213            99,000
      Loans from parent company prior to acquisition                            115,000                 -                 -
      Loan payable                                                              100,139           100,139                 -
      Cash acquired on acquisition of parent company                          1,001,481                 -                 -
                                                                        ----------------  ----------------  ----------------
                                                                              3,753,684         1,444,602         1,192,600
                                                                        ----------------  ----------------  ----------------
   Investing
      Advances to Ziracom Digital Communications, Inc.                         (269,744)         (269,744)                -
      Non-current receivables                                                   (32,500)          (32,500)                -
      Computer equipment                                                        (43,495)          (13,692)                -
      Distribution rights                                                      (300,000)                -                 -
      License                                                                  (445,000)                -          (415,000)
      Software development                                                     (424,031)                -           (23,775)
                                                                             (1,514,770)         (315,936)         (438,775)
                                                                        ----------------  ----------------  ----------------
Net decrease in cash                                                                  -            (2,276)         (102,726)
Cash, beginning of period                                                             -             2,276           105,002
                                                                        ----------------  ----------------  ----------------
Cash, end of period                                                     $             -   $             -   $         2,276
                                                                        ================  ================  ================

Non-cash activities not included in cash flows
   Shares issued to pay management fees                                 $       238,000   $       238,000   $             -
   Shares issued on conversion of debentures                            $        65,355   $        65,355   $             -
   Debenture interest paid in shares                                    $         1,275   $         1,275   $             -
   Shares issued to settle loan from related party                      $        59,500   $        59,500   $             -
   Shares subscribed to settle trade payables                           $        54,000   $        54,000   $             -
   Shares cancelled on termination of license                           $        30,163   $        30,163   $             -
   Shares issued to acquire license                                     $       791,773   $             -   $       791,773
   Compensation expense for stock options                               $       392,583   $             -   $       392,583
   Cancellation of loans from parent company on acquisition             $       115,000   $             -   $             -
   Value of shares issued in excess of cash acquired on
      acquisition of parent company                                     $        95,374   $             -   $             -


        See accompanying notes to the consolidated financial statements.

E-VIDEOTV,  INC.
(A Development Stage Company)
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
(Expressed in U.S. Dollars)
Inception, March 5, 1999 to December 31, 2001
=================================================================================================================

                                                           ADDITIONAL                                       TOTAL
                                     NUMBER       PAR        PAID-IN           SHARE                 STOCKHOLDERS'
                                    OF SHARES    VALUE       CAPITAL    SUBSCRIPTION       DEFICIT         EQUITY
                                   ----------  --------  ------------  --------------  ------------  ------------
Issuance of shares for cash on
   incorporation                            1   $    1   $         -   $           -   $         -   $         1
Adjustment for change in share
   structure resulting from
   acquisition of e-Video
   U.S.A., Inc.                     6,623,015      661          (661)              -             -             -
Shares outstanding at date of
   acquisition of e-Video
   U.S.A., Inc., previously
   issued for cash, net of issue
   costs                            8,965,343      897     1,095,958               -             -     1,096,855
Net loss, inception to
   December 31, 1999                        -        -             -               -      (478,037)     (478,037)
                                   -----------  -------  ------------  --------------  ------------  ------------

Balance, December 31, 1999         15,588,359    1,559     1,095,297               -      (478,037)      618,819

Issuance of shares for cash           666,000       67     1,048,533               -             -     1,048,600
Issuance of shares to acquire
   copy protection license            502,713       50       791,723               -             -       791,773
Share subscriptions received                -        -             -          45,000             -        45,000
Compensation expense for
   stock options                            -        -       392,583               -             -       392,583
Net loss, year ended
   December 31, 2000                        -        -             -               -    (2,230,432)   (2,230,432)
                                   -----------  -------  ------------  --------------  ------------  ------------

Balance, December 31, 2000         16,757,072    1,676     3,328,136          45,000    (2,708,469)      666,343

Share subscriptions received                -        -             -          54,000             -        54,000
Issuance of shares for
   subscriptions                       45,000        4        44,996         (45,000)            -             -
Units issued for cash (Note 10)       588,000       59       443,941               -             -       444,000
Issuance of shares to pay
   management fees                    915,384       92       237,908               -             -       238,000
Issuance of shares on exercise
   of    stock options                  1,000        -           500               -             -           500
Issuance of shares in
   settlement of loan from
   related party (Note 7)             119,000       12        59,488               -             -        59,500
Subscription of shares for
   services                                 -        -             -          25,200             -        25,200
Value of warrants issued as
   part of debentures (Note 8)              -        -       486,600               -             -       486,600
Beneficial conversion feature
   of debentures (Note 8)                   -        -       513,400               -             -       513,400
Issuance of shares on
   conversion of debentures
   and interest                       475,000       47        66,583               -             -        66,630
Shares cancelled on
   termination of copy
   protection license (Note 4)       (502,713)     (50)      (30,113)              -             -       (30,163)
Net loss, year ended
   December 31, 2001                        -        -             -               -    (2,756,522)   (2,756,522)
                                   -----------  -------  ------------  --------------  ------------  ------------

Balance, December 31, 2001         18,397,743   $1,840   $ 5,151,439   $      79,200   $(5,464,991)  $  (232,512)
                                   ===========  =======  ============  ==============  ============  ============


        See accompanying notes to the consolidated financial statements.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
DECEMBER  31,  2001  AND  2000
================================================================================

1.   Basis  of  presentation

The company was incorporated in the state of Delaware, U.S.A. on July 25, 1997 under the name Oro Rico Mining Corporation. On August 25, 1997, ORM, Inc., an inactive company incorporated in Colorado on July 25, 1997, was merged into the company. The name of the company was changed to Asia Pacific Enterprises, Inc. on October 16, 1997 and to e-VideoTV, Inc. on August 6, 1999.

On June 23, 1999 the company acquired all of the outstanding shares of e-Video U.S.A., Inc. This business combination has been accounted for as an acquisition of the company by e-Video U.S.A., Inc.

The company had previously commenced its planned principal operations although it had not yet earned any revenue. The company's previous operational focus was to secure licensing operators for its Faster-Than-Real-Time ("FTRT") video on demand service. To that end, management devoted substantially all of the company's resources to the identification and qualification of such potential licenses.

In November 2001, the company changed its operational focus from the licensing of FTRT video on demand service to focus on the acquisition of technologies, especially in the field of video compression, and sell these technologies to interested parties and/or enter into reseller agreements. The company has sold its exclusive license rights in the U.S.A. for analog copy protection for video transmissions received in FTRT back to Macrovision Corporation (Note 4). The company still has its agreement with U.S.A. Video Interactive Corp. to exclusively sub-license their "Store and Forward Video System" patent in areas related to digital set-top boxes with hard-drives in the U.S.A. (Note 13). This agreement has yet to be completed.

The company will acquire (through its planned acquisition of Ziracom Digital Communications, Inc. ("Ziracom") (Note 14)), video compression technology. The Alpha-Omega CODEC uses a set of proprietary algorithms to analyse a video signal and determine how best to apply its selection of compression techniques. The compression techniques utilized in Alpha-Omega include MPEG-Discrete Cosine
Transforms, Wavelet Transforms, Color Tables, Color Quantization, and Video Masking. The company has not yet commenced its new planned principal operations and has not yet earned any revenues.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations. It is management's intention to obtain private financing to fund the continued development of the Ziracom compression technologies as well as the acquisition of related technologies.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

2.   Summary  of  significant  accounting  policies

Basis of presentation

These consolidated financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America and include the accounts of the company and its wholly-owned subsidiary, e-Video U.S.A., Inc.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed  in  U.S.  Dollars)
DECEMBER 31, 2001 AND 2000
================================================================================

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

USE OF ESTIMATES

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

FINANCIAL INSTRUMENTS

The company has various financial instruments, including cash, receivables, accounts payable and accrued liabilities, loans from related and unrelated parties and convertible debentures. It was not practicable to determine the fair value of the loans from a related party or the convertible debenture. The carrying values of all other financial instruments approximates their fair values.

DISTRIBUTION RIGHTS AND SOFTWARE DEVELOPMENT

The costs incurred to acquire the company's distribution rights and develop its software were previously capitalized based on AICPA Statement of Position 98-1. During 2000, as a result of a change in business focus from licensing and distribution to concentrate solely on licensing, management determined that the capitalized software development costs should be written off (Note 4).

The costs associated with the acquisition of distribution rights and required payments under license agreements have been capitalized and have been amortized over the term of the underlying license. As the company has terminated its license with Macrovision, these capitalized costs have been written off (Note
4).

Management regularly reviews the carrying value of its distribution rights to assess whether or not there has been an impairment in its carrying value. When the carrying values of these assets exceed their estimated net recoverable amounts, an impairment provision is recorded.

DEFERRED INCOME TAXES

Deferred income taxes are provided for significant carry forwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying the presently enacted tax rates and laws. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

E-VIDEOTV,  INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001 AND 2000
================================================================================

2.   Summary  of  significant  accounting  policies  (Continued)

Loss per share

The company follows Statement of Financial Accounting Standard No. 128, to calculate earnings per share. Basic loss per share is computed using the weighted effect of all common shares issued and outstanding.

Accounting for stock options

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

Stock options issued to non-employees are recorded at the fair value of the services received or the fair value of the options issued, whichever is more reliably measurable. Compensation is charged to expense over the shorter of the service or vesting period. Unearned amounts are shown as deferred compensation in stockholders' equity.

Stock issued for non-cash consideration

Stock issued for non-cash consideration is recorded at the fair market value of the stock issued.

Recent accounting pronouncements

SFAS 141 and 142

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:

- all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;
- intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;
- acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;
- effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator;
- all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Management's preliminary assessment of these Statements is that they will not have a material impact on the company's financial position or results of operations.

E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001 AND 2000
================================================================================

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS 143 and 144

In  July  2001,  FASB  issued  SFAS  No.  143,  Accounting  for Asset Retirement
Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

The company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

================================================================================

3.   NON-CURRENT  RECEIVABLES

During 2001, the company advanced $32,500 to companies that it is considering either acquiring or entering into a business relationship with. These loans bear no interest and have no set terms of repayment.

================================================================================

4.   DISTRIBUTION  RIGHTS  AND  SOFTWARE  DEVELOPMENT
                                                        December 31   December 31
                                                            2001          2000
                                                        ------------  ------------

                                         Accumulated    Net           Net
                                  Cost   Amortization   Book Value    Book Value
                                  -----  -------------  ------------  ------------

Distribution rights               $   -  $           -  $          -  $    240,000
Payments under license agreement      -              -             -       989,418
                                  -----  -------------  ------------  ------------

                                  $ Nil  $         Nil  $        Nil  $  1,229,418
                                  =====  =============  ============  ============

In 1999, the company paid $300,000 to a company controlled by an officer and director for the right to distribute video movies electronically in the United States in accordance with a system developed by that officer and director. At the time, that company had an option to acquire an exclusive license from an unrelated corporation (Macrovision Corporation) to use certain technology that prevents a video from being copied on to a video cassette tape or other unauthorized device. The rights to the technology are limited to the electronic distribution of videos in the United States by means that transmit the video in FTRT for subsequent playback and viewing at normal speed.

E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001 AND 2000
================================================================================

4.   DISTRIBUTION  RIGHTS  AND  SOFTWARE  DEVELOPMENT  (CONTINUED)

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

The copy-protection license was for a five year term ending January 31, 2005 and could be extended until January 31, 2010. A usage royalty of 1% of the gross pay-per-view transaction fees charged to viewers was payable to the licensor. Minimum annual royalties of $250,000 were due each January 31 from 2001 until 2004, and, if the license was extended, of $350,000 each January 31 from 2005 until 2009. The January 2001 option payment was made in February, 2001.

With effect as of November 30, 2001, the company terminated its license agreement with Macrovision. The termination of this license agreement was consistent with the company's change of business focus from securing licensing operators for its FTRT video on demand service to that of the acquisition of technologies predominantly in the field of video compression with the intention to resell such technologies.

In exchange for the company and Macrovision terminating all rights and obligations under their licensing agreement, Macrovision returned the 502,713 shares in the company issued under the agreement. The return of these shares has been recorded at their fair value on the date that they were returned.

The net capitalized costs related to the company's distribution rights and the foregoing license agreement have been written off in the year ended December 31, 2001.

================================================================================

5.   ADVANCES  TO  ZIRACOM  DIGITAL  COMMUNICATIONS,  INC.

The  advances  to  Ziracom were unsecured and non-interest bearing until October
31, 2001 at which time they became due. Commencing November 1, 2002, the company became entitled to secure the advances by a debenture covering all tangible and intangible assets owned by Ziracom. This security is not yet in place.

The debenture is due October 31, 2002 and accrues interest at 9% per annum. Subsequent to December 31, 2001, the company acquired all of the issued and outstanding shares of Ziracom Digital Communications, Inc. ("Ziracom") (Note
14).

================================================================================

6.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

                                               December 31   December 31
                                                   2001         2000
                                               ------------  ------------
Accrued management fees (Note 12)              $     70,000  $    223,000
Trade payables and accrued liabilities              163,341       272,149
                                               ------------  ------------

                                               $    233,341  $    495,149
                                               ============  ============

E-VIDEOTV,  INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
December 31, 2001 and 2000
========================================================================================

                                                              December 31   December 31
7.  LOANS FROM RELATED PARTIES                                    2001          2000
                                                              ------------  ------------
Loans from directors with no specific terms of repayment      $     78,713  $     51,500
Loans from shareholders bearing no interest, unsecured
   and repayable at $3,000 per month.  At December 31, 2001,
   the company's payments under this loan are four months
   in arrears                                                       24,000             -
Demand loan from a shareholder.  Interest free until
   August 16, 2001 and bears interest at U.S. prime
   plus 2% thereafter.  During 2001, this loan was repaid
   through the issuance of shares in the company                         -        47,500
                                                              ------------  ------------
                                                              $    102,713  $     99,000
                                                              ============  ============

8.   Convertible  debentures

On July 6, 2001, the company received $1,000,000 from the sale of convertible debentures and warrants to purchase up to 666,666 shares of the company's common stock (Note 10). The principal on the debentures is due June 6, 2003. Interest at 8% per annum on the debenture principal outstanding is due quarterly commencing September 30, 2001. The debentures and any unpaid and accrued interest may be converted at the option of the holder into common shares of the company. The conversion price per share is the lesser of $0.4747 and 80% of the average of the three lowest closing prices of the common shares on the principal market where the shares trade for the sixty trading days prior to conversion.

The company may redeem the convertible debentures on five days notice by paying the holders 190% of the principal outstanding plus accrued interest. Upon receiving the repayment notice, the debenture holders have the option of converting the debentures to common shares within five days.

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

E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001 AND 2000
================================================================================

8.   Convertible  debentures  (Continued)

The following table summarizes the activity in the debentures during the year ended December 31, 2001.

                                              Convertible Debentures
                                      --------------------------------------
                                                                               Deferred
                                       Original     Unamortized    Net Book     Issue
                                       Principal     Discounts      Value       Costs
                                      -----------  -------------  ----------  ----------

Debentures issued on July 6, 2001     $1,000,000   $  1,000,000   $       -   $ 163,250
Debentures converted to common stock     (65,354)       (59,251)     (6,103)     (9,673)
Amortization of discounts                      -       (243,770)    243,770     (39,795)
                                      -----------  -------------  ----------  ----------
Balance, December 31, 2001            $  934,646   $    696,979   $ 237,667   $ 113,782
                                      ===========  =============  ==========  ==========

The company has not made interest payments as required under the terms of the convertible debenture agreements. At December 31, 2001, $36,531 in interest on these convertible debentures has been accrued but is unpaid. Notwithstanding this technical default, the creditor has agreed not to demand repayment of the loan.

--------------------------------------------------------------------------------

9.  Loan  payable

In November and December 2001, the company received $100,139 under a bridge loan facility provided by an unrelated party. The loan bore interest at 12% per annum, was unsecured and was repaid on January 7, 2002.

================================================================================

10.  Capital  stock

Authorized capital

During 2000 the company increased its authorized capital from 30,000,000 common shares with a par value of $0.0001, to 100,000,000 shares of common stock, par value $0.0001 per share and 5,000,000 shares of preferred stock, par value $0.0001 per share.

Stock options

The company's directors resolved to create a stock option plan that sets aside 7,500,000 shares of the company's common stock for issuance upon the exercise of stock options to directors, employees and consultants.

E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001 AND 2000
================================================================================

10.  CAPITAL  STOCK  (CONTINUED)

STOCK OPTIONS (Continued)

The company accounts for the options issued to directors and employees in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Options Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                     December 31    December 31
                                        2001           2000
                                    -------------  -------------
      Net loss:
      Actual net loss               $ (2,756,522)  $ (2,230,432)
      Pro forma net loss            $ (3,300,362)  $ (2,230,432)

      Loss per share:
      Actual net loss per share     $      (0.16)  $      (0.23)
      Pro forma net loss per share  $      (0.19)  $      (0.23)

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the year ended December 31, 2001, assuming a risk-free interest rate of 4.88%, volatility of 2.05%, zero dividend yield, and an expected life of 5.89 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the company's employee stock options and warrants have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options.

The company granted options to purchase 3,600,000 shares of the company's common stock to directors during the year ended December 31, 2001. During the year, two optionee directors resigned from the board and forfeited their options totalling 1,400,000.

During 2000, the company granted 1,070,000 options to purchase shares to non-employees and recognized expense related to these options of $392,583. The expense amount was determined by the fair value of the options issued calculated using the Black-Scholes model.

E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001 AND 2000
================================================================================

10.  CAPITAL  STOCK  (Continued)

A summary of the status of the company's options as at December 31, 2001 and changes during the year ended December 31, 2001 is presented below:

OPTIONS GRANTED

                                                            Weighted
                                                 Exercise    Average
                                                  Price     Exercise
                                                Per Share     Price      Shares
                                                ----------  ---------  ----------
Granted at fair market value                    $     0.25  $    0.25   3,600,000
                                                                       ==========

Options outstanding at December 31, 2001                                2,200,000
                                                                       ==========

Options exercisable at December 31, 2001                                2,200,000
                                                                       ==========
Weighted average fair value of options granted
   during the year                                                     $     0.25
                                                                       ==========

CHANGES DURING THE YEAR ENDED
                                                        December 31   December 31
                                                            2001         2000
                                                        ------------  -----------
Balance, beginning of year                                1,070,000             -
Granted                                                   3,600,000     1,070,000
Cancelled                                                (1,400,000)            -
Exercised                                                    (1,000)            -
                                                        ------------  -----------
Balance, end of year                                      3,269,000     1,070,000
                                                        ============  ===========

The following table summarizes information concerning options outstanding at December 31, 2001:

                               Total Outstanding             Exercisable
                       -------------------------------  ---------------------

                                  Weighted   Weighted              Weighted
       Range of                    Average    Average               Average
       Exercise         Number    Remaining  Exercise    Number    Exercise
       Prices          of Shares    Life       Price    Of Shares    Price
       ---------       ---------  ---------  ---------  ---------  ---------
       0.50            1,069,000       2.10  $    0.50  1,069,000  $    0.50
       0.25            2,200,000       4.02       0.25  2,200,000       0.25
                       ---------  ---------  ---------  ---------  ---------

                       3,269,000       4.00  $    0.33  5,269,000  $    0.33
                       =========  =========  =========  =========  =========

E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001 AND 2000
================================================================================

10.  CAPITAL  STOCK  (Continued)

WARRANTS

Warrants that entitled the holder to purchase up to 307,693 shares of common stock at $3.25 per share expired on May 25, 2000 without being exercised.

The following warrants to purchase shares of common stock were issued during the year ended December 31, 2001 and are outstanding:

   Number of
shares issuable
  on exercise    exercise price per share          expiry date       particulars of issuance
-----------------------------------------------------------------------------------------------

    588,000      0.30 until March 15, 2002       March 15, 2003   Issued in connection with the
                 and $0.50 after then                             issuance of shares for cash

    666,666      the lesser of $0.73 and          July 6, 2006    Issued in connection with the
                 120% of the average of the                       issuance of the convertible
                 three lowest closing prices of                   debentures (Note 8)
                 the common shares on the
                 principal market where the
                 shares trade for the ten
                 trading days prior to exercise

SHARE  SUBSCRIPTIONS

                                      December 31, 2001  December 31, 2000
                                      -----------------  -----------------

                                       Number   Amount   Number  Amount
                                       -------  -------  ------  -------
Shares to be issued for cash received        -  $     -  45,000  $45,000
Shares to be issued in settlement of
   trade payables                      180,000   54,000       -        -
Subscription of shares for services     84,000   25,200       -        -
                                       -------  -------  ------  -------

                                       264,000  $79,200  45,000  $45,000
                                       =======  =======  ======  =======

ESCROWED  SHARES

During 1999, a former director of the company placed 345,000 shares of common stock into escrow. These shares were released to the former director on February 9, 2001.

In addition, all of the 6,623,016 common shares issued on the acquisition of e-VideoTV, Inc. were held in escrow at December 31, 2000. These shares were released from escrow on February 9, 2001.

E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001 AND 2000
================================================================================

10.  CAPITAL  STOCK  (Continued)

SHARES ISSUABLE UNDER CONVERTIBLE DEBENTURES

Based on an estimate of the company's share price at December 31, 2001, the terms of the company's convertible debenture (Note 8) would enable the debenture holder to exercise its conversion rights in the amount of approximately 23,400,000 common shares. During 2001, the company registered 10,190,476 common shares for conversion under this convertible debenture.

================================================================================

11.  INCOME  TAXES

At December 31, 2001, the company had net operating losses carried forward of approximately $5,140,000 (December 31, 2000: $2,400,000) that may offset against future taxable income until 2020. The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses will be used before they expire.

================================================================================

12.  RELATED  PARTY  TRANSACTIONS

Consulting and management fees of $357,000 (2000: $593,500) have been paid to companies that employ current and former directors and officers of the company. Accrued liabilities at December 31, 2001 include $70,000 (2000: $223,000) of amounts due to related parties under management or consulting agreements.

================================================================================

13.  COMMITMENTS

ADVISORY SERVICES AGREEMENT

On January 30, 2001, the company entered into a one-year exclusive agreement with a financial advisory company, which will provide advisory services to the company in the areas of corporate finance and capital placement transactions. This agreement terminated January 31, 2002 and there are no obligations owing to this financial advisory company.

PATENT LICENSING AGREEMENT

On June 27, 2001, the company entered into a short form sub-licensing agreement for certain digital video delivery technology with an international designer and supplier of high-tech internet streaming video and video-on-demand systems, services and innovative end-to-end solutions.

In consideration of this sub-license, the company has agreed to issue $300,000 of its common shares on the date a long form agreement is signed. The parties have yet to finalize this long form agreement. Based on an estimate of the company's share price at December 31, 2001, the company would be required to issue 6,000,000 shares upon finalization of a long form agreement.

E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001 AND 2000
================================================================================

14.  SUBSEQUENT  EVENTS

On August 24, 2001, the company agreed to purchase all of the outstanding shares of Ziracom Digital Communications, Inc., a Nevada corporation with its principal offices located in Vancouver, British Columbia, Canada, in exchange for 8,655,139 shares of common stock in the company.

The agreement was approved by a majority of the shareholders of Ziracom and was approved by the board of directors of the company on October 23, 2001.

Subsequent to October 23, 2001, certain amendments were negotiated and on January 21, 2002, the amendments were approved by the company. These amendments included agreement to cancel the floor price on the company's shares previously negotiated and cancel the performance clauses previously agreed to. The parties agreed that on closing the company would issue all agreed shares, being 8,655,138, provided the company was satisfied with the status of the software technology. The company approved the technology and submitted the acquisition agreement to the board for final approval on January 10, 2002.

Ziracom shareholders will also receive additional shares should earnings before interest, taxes, depreciation and amortization exceed $500,000 for the period August 1, 2001 to August 31, 2002. Shares priced at their closing bid price on August 31, 2002 would be issued in an amount that equaled the amount of Ziracom earnings achieved during the foregoing period.

The agreement closed February 14, 2002 and Ziracom shareholders received 8,655,138 shares of common stock of the company on that date.

================================================================================

15.  CONTINGENCY

On January 8, 2002, the company was served with a writ regarding allegations of intentional and negligent interference with business relationships. This writ was also served to Ziracom Digital Communications, Inc., and three of its directors. The plaintiffs in the lawsuit have claimed damages of approximately $2,000,000. In a settlement proposal received from the plaintiffs on February 25, 2002, they offered to settle all claims under this writ for the total principal sum of $100,000.

Company's counsel has concluded that it is reasonably possible that an agreement on the amount of damages exigible will be met. The amount of damages to be awarded (if any) however, is not determinable at this time and as such, no amounts have been recorded in these financial statements.


  The  accompanying  notes  are an integral part of these consolidated financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


No disagreements.

                                    PART  III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

The directors and executive officers of the Company are:

Name               Age        Position         Director Since
-----------------  ---  --------------------  ----------------
Robert Dinning      62  Chairman and Chief
                        Financial Officer     June 22, 1999
Gianfranco Fiorio   51  CEO, and Director     February 1, 2002
Rod Gunn            57  President and Chief
                        Operating Officer,    March 15, 2002
                        and Director
Harvey Nickerson    44  Chief Technology
                        Officer and Director  April 1, 2000

Jason Allen         27  Director              March 15, 2002


ROBERT DINNING has been a director of the Company since June 1999 and an officer of the Company since January 2000. On August 30, 2001, Mr. Dinning was appointed Chairman, President and CEO of the company following the resignation of Mr. Charles Weber. Mr. Dinning held all these positions until Feb 1, 2002, when Gianfranco Fiorio was appointed CEO and March 15, 2002 when Mr. Gunn was appointed President and COO. Mr. Dinning is a Chartered Accountant, who has been a Business and Financial Management Consultant since 1977. He has provided management and financial advice to clients (both public and private companies) in the software technology, resource, hospitality and retail industries since 1977. In the past five years, positions held include; Chief Financial Officer and Director of First American Scientific Corp. from October 1995 to June 1999, and has been a Director of Visionary Solutions Ltd. He is currently a Director of Apolo Gold Inc. Prior to 1977 Mr. Dinning was CFO and Secretary of a large national public broadcasting company in Canada.

GIANFRANCO FIORIO was appointed a director and CEO on February 1, 2002. Mr. Fiorio is a self-employed consultant, who specializes in management of trusts, and is a financial consultant to high net worth clients. In addition to this area, he has consulted for numerous companies in sales and general management matters. Mr. Fiorio lives in Arlington Virginia, and assists the Company in marketing matters primarily in Eastern USA. Mr. Fiorio is a lifelong resident of the Washington D.C. Area.

ROD GUNN was appointed President and Chief Operating Officer (COO) on March 15, 2002. Mr. Gunn in currently President of One World Communications Inc, a consulting and management company specializing in business entertainment and public service endeavors. Mr. Gunn has had a 35-year career in broadcasting, including President and General Manager of CKNW-AM and CFMI-FM, two of Canada's largest broadcast entities based on audience penetration and revenue generation.

HARVEY NICKERSON has been an officer of the Company since January 2000 and a director since April 2000. Mr. Nickerson is responsible for the architecture, technical direction and development of the Company's products. Prior to joining e-Video, Mr. Nickerson had an 18-year career in the technology, semiconductor and cable TV industry. After success as a design engineer, his career has expanded to include executive management, business planning, international product marketing, and technology licensing. Mr. Nickerson has two degrees in Electrical Engineering.

JASON ALLEN has been C.O.O. of Ziracom for the past two years. Prior to that, he was involved as a technical consultant in the forest industry. Mr. Allen was appointed to the board of directors on February 22, 2002 and is involved in the marketing of the video compression technology.

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

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Based solely upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(e) during the year ended December 31, 1999 and Forms 5 furnished to the registrant, or written representations from reporting persons that no Form 5 is required to be filed, with respect to the year ended December 31, 1999, -All required filings re form 3, 4 and 5 have been carried out by the directors and officers of the Company at Dec 31, 2001.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table on discloses all compensation received by the Company's President (the Chief Executive Officer) during the years ending December 31, 1997, 1998, 1999 and 2000. During 1997, 1998 and 1999 no executive officer received  cash  or  other  compensation  from the Company in excess of $100,000.

     Compensation                   Annual  Compensation                 Long-Term
---------------------      ------------------------------------     -------------------

Name and                                                 Other               Securities
All Other                                               Annual   Restricted  Underlying
Principal                                               Compen-    Stock      Options/
LTIP-                       Year    Payment     Bonus   sation     Awards      SAR's
Position
Payouts
Robert G. Dinning           2001  $ 108,000(1)      0         0           0           0
Director - June 21,         2000  $ 126,000(1)      0         0           0           0
1999. CFO/Sec since Jan
31,2000Chairman & CEO
Aug 31,2001 to Feb 1,
2002.Currently Chairman
and CFO.

Gianfranco Fiorio           2001          -         0         0           0           0
Director - Feb 1, 2002
CEO - Feb 1, 2002           2000          -         0         0           0           0

Rod Gunn                    2001          -         0         0           0           0
Director - March 15, 2002   2000          -         0         0           0           0
President & COO

Harvey Nickerson            2001  $ 108,000         0         0           0           0
CTO since Jan31, 2000       2000  $ 111,000(1)      0         0           0           0
Secretary Sept 1, 2001
Director April 1,
2000.

Charles J. Weber            2000  $ 45,000 (1)      0         0           0           0
President/CEO               2000  $ 77,500 (1)      0         0           0           0
July 10, 2000 - Aug 31,
2001.Director July 1, 2000
to Oct 31, 2001

Roy B. Bennett              2001  $ 96,000 (1)      0         0           0           0
President June 21           2000  $153,000 (1)      0         0           0           0
To July 10, 2000            1999  $76,000  (1)      0         0           0
Director - June 21,
1999 to Nov 22, 2001.

Adrian Rollke               1999  $ 20,538 (1)      0         0           0           0
President from
Aug 27,1997 to
June 21,1999

(1) Paid or due to a corporation wholly owned by the named executive officer for the services of the named executive officer.

The Company has employment agreements with Dinning and Nickerson. The Company entered into a two-year non-cancelable management agreement with Roy B. Bennett and Associates Ltd ("RBA Ltd."), a company wholly owned by Roy B.
Bennett, the Company's president, effective June 21, 1999. This contract was extended and then cancelled January 23, 2002.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owner of more than 5% of the Company's common stock. Unless otherwise indicated all shares are owned of record.

                                                   Amount Owned
                                                   and nature of  Percent of
Name and Address of Beneficial Owner                 ownership       Class
---------------------------------------  --------  -------------  -----------

Robert G. Dinning, Director,                           2,777,672        9.43%
                                         Indirect        309,615        1.05%
Chairman, and Chief Financial Officer.
#900 -1055 West Hastings St
Vancouver, BC, Canada V6E 2E9

Gianfranco Fiorio, Director                                    0         0.0%
CEO, Feb 1, 2002
2600 North Nelson St
Arlington Virginia 22207

Rod Gunn, Director                                             0         0.0%
President & COO
3205 Canterbury Drive
Surrey, B.C. Canada V3S OJ4

Harvey Nickerson, Director,                            2,777,672        9.43%
Secretary and CTO                        Indirect        246,154        0.84%
8631 E. San Jacinto Drive
Scottsdale, AZ  85258

Jason Allen, Director                                  1,745,445        5.93%
6472 Selma Ave
Burnaby, B.C. Canada V5H 3R4

Roy B. Bennett,                                        2,777,672        9.43%
8266 East del Cadena Drive               Indirect        201,923        0.69%
Scottsdale, AZ  85258


Directors and Executive Officers as a                  7,856,558       26.68%
group (5 persons)

There are no arrangements known to the Company, which may result in a change in control of the Company.

Options  have  been  granted  to  the  following  officers  and  directors:

                    Date Granted
Name               and Exercisable  No. of Shares/     Price     Expiration Date
-----------------  ---------------  --------------  -----------  ---------------

Robert Dinning     Jan 23, 2002          1,000,000      $0.10     March 15, 2007
Gianfranco Fiorio  Jan 23, 2002            750,000      $0.10     March 15, 2007
Rod Gunn           Mar 15, 2002            750,000      $0.10     March 15, 2007
Harvey Nickerson   Jan 23, 2002          1,000,000      $0.10     March 15, 2007

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

On February 9, 2001 an escrow agreement regarding 6,623,016 of the company's common shares was cancelled. These shares were under an escrow agreement which was cancelled after discussion with the board of directors of the company and other parties involved at the time of the escrow agreement. The business model had changed significantly since the escrow agreement was executed and all parties felt it was appropriate to cancel such agreement.

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

E-VIDEOTV,  INC.

Date:     March  28,  2001          By:
     ---------------------------        ---------------------------
                                        Robert  G.  Dinning
                                        Director,  Chairman  and Chief Financial
                                        Officer

     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


Date:     March  28,  2001
     ---------------------------        ---------------------------
                                        Gianfranco  Fiorio
                                        Director  and  CEO

Date:     March  28,  2001
     ---------------------------        ---------------------------
                                        Rod  Gunn
                                        Director,  President  and  COO

Date:     March  28,  2001
     ---------------------------        ---------------------------
                                        Harvey  Nickerson
                                        Director, Secretary and Chief Technology
                                        Officer

Date:     March  28,  2001
     --------------------------         -----------------------------
                                        Jason  Allen
                                        Director - and  Director  of Sales
                                        and Marketing