Form 10QSB
period 2002-03-31
E VIDEOTV INC/DE
filed 2002-06-26
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-QSB
     (Mark  One)


[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of  1934

     For  the  quarterly  period  ended  March 31, 2002
                                         --------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For  the  transition  period  from ___________ to ___________

     Commission file number          0-27043
                           -----------------------------------------------------

                                E-VIDEOTV, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Delaware                                           51-0389325
--------------------------------                     ---------------------------
(State or Other Jurisdiction of                              IRS Employer
Incorporation or Organization)                            Identification No.)

        7333 East Doubletree Ranch Road, Suite 205, Scottsdale, AZ 85258
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  602-421-9165
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes           No
    ---           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date: 31,188,882
     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes           No   X
    ---           ---

                                E-VIDEOTV, INC.
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED March 31,2002

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



                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.

The following financial statements are included as part of this quarterly report:

Unaudited Consolidated Balance Sheet at March 31, 2002 and December 31, 2001. Unaudited Consolidated Statement of Operations for the period from inception, March 5, 1999, to March 31, 2002, and the three months ended March 31, 2002 and 2001.

Unaudited Consolidated Statement of Cash Flows for the period from inception, March 5, 1999, to March 31, 2002, and the three months ended March 31, 2002 and 2001.

Notes to the Unaudited Consolidated Financial Statements . . . . . . . . . . . .

e-VideoTV,  Inc.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed  in  U.S.  Dollars)


                                                                                     March 31     December 31
                                                                                       2002           2001
==============================================================================================================
                                                                                    (unaudited)    (audited)
ASSETS
Current
  Cash                                                                             $     11,540   $         -
  Prepaid expenses                                                                        4,225         4,225
                                                                                   -------------  ------------
                                                                                         15,765         4,225

Advances to Ziracom Digital Communications, Inc. (Note 3)                                     -       269,744
Non-current receivables (Note 4)                                                         84,800        32,500
Computer equipment (net of accumulated depreciation of $42,915
  (2001:  $22,398))                                                                      42,966        21,097
Software development costs (net of accumulated amortization of $10,898)                 624,769             -

Debt issue costs (Note 7)                                                                88,840       113,782
                                                                                   -------------  ------------

                                                                                   $    857,140   $   441,348
                                                                                   =============  ============

==============================================================================================================

LIABILITIES
Current
  Accounts payable and accrued liabilities (Note 5)                                $    322,174   $   233,341
  Loans from related parties (Note 6)                                                    83,173       102,713
  Convertible debentures (Note 7)                                                       337,602       237,667
  Current portion of deferred revenue                                                    60,000
  Loan payable (Note 9)                                                                       -       100,139
                                                                                   -------------  ------------

                                                                                        802,949       673,860

Non-current deferred revenue                                                            320,000             -
                                                                                   -------------  ------------
                                                                                      1,122,949       673,860
                                                                                   -------------  ------------
SHAREHOLDERS' DEFICIENCY
Capital stock (Note 8)
  Issued and outstanding:
  31,188,882 (2001:  18,397,743) common shares                                            3,119         1,840
  Additional paid-in capital                                                          5,481,270     5,151,439
  Share subscriptions                                                                    79,200        79,200
                                                                                   -------------  ------------

                                                                                      5,563,589     5,232,479
Deficit accumulated during the development stage                                     (5,829,398)   (5,464,991)
                                                                                   -------------  ------------
                                                                                       (265,809)     (232,512)
                                                                                   -------------  ------------

                                                                                   $    857,140   $   441,348
                                                                                   =============  ============

==============================================================================================================

Continuance  of  operations  (Note  1)
Commitments  (Note  11)
Contingency  (Note  12)

e-VideoTV,  Inc.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Expressed  in  U.S.  Dollars)


                                                             Cumulative       Quarter        Quarter
                                                            March 5, 1999      Ended          Ended
                                                             to March 31      March 31      March 31
                                                                2002            2002          2001
======================================================================================================
Revenue                                                    $       20,000   $    20,000   $         -
                                                           ---------------  ------------  ------------

General and administrative expenses
  Compensation expense for stock options                          408,583        16,000             -
  Corporate promotion                                             278,534        18,415        23,289
  Depreciation and amortization                                   646,770        20,600        76,839
  General corporate expenses                                      185,627        10,228        21,978
  Interest expense                                                587,630       196,613             -
  Management and consulting fees                                1,267,025        53,287       183,186
  Office expenses                                                 207,781        19,120        14,460
  Professional fees                                               368,831        21,634        15,647
  Rent                                                            152,483        17,751        16,763
  Royalties                                                       250,000             -             -
  Travel                                                          190,573        10,759         6,031
                                                           ---------------  ------------  ------------

                                                                4,543,837       384,407       358,193

Write-off of distribution rights and software development
  costs                                                         1,316,935             -             -

Interest income                                                   (11,374)            -             -
                                                           ---------------  ------------  ------------

                                                                5,849,398       384,407       358,193
                                                           ---------------  ------------  ------------

Net loss                                                   $    5,829,398   $   364,407   $   358,193
                                                           ===============  ============  ============

Weighted average number of common shares
  Outstanding                                                                24,108,557    16,757,072
                                                                            ============  ============

Net loss per share, basic and diluted                                       $     (0.02)  $     (0.02)
                                                                            ============  ============
======================================================================================================



        See accompanying notes to the consolidated financial statements.

e-VideoTV, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed  in  U.S.  Dollars)


                                                                        Cumulative      Quarter     Quarter
                                                                       March 5, 1999     Ended       Ended
                                                                        to March 31     March 31    March 31
                                                                           2002           2002        2001
=============================================================================================================
CASH DERIVED FROM (APPLIED TO)

  OPERATING
    Net loss for period                                               $   (5,829,398)  $(364,407)  $(358,193)
    Compensation expense for stock options                                   408,583      16,000           -
    Write-off of distribution rights and software development costs        1,316,935           -           -
    Depreciation and amortization                                            656,704      20,600      77,886
    Amortization of debenture discount                                       530,217     177,727           -
    Debenture Interest paid in shares                                          3,881       2,606           -
    Management fee paid in shares                                            238,000           -           -
    Subscription of shares for services                                       25,200           -           -
    Deferred revenue                                                         (20,000)    (20,000)          -
    Change in non-cash operating capital
      Receivables and prepaids                                                14,811       6,432      (5,722)
      Prepaid royalties                                                            -           -    (210,783)
      Payables and accruals                                                  258,932       3,821      68,629
                                                                      ---------------  ----------  ----------
                                                                          (2,396,135)   (157,221)   (428,181)
                                                                      ---------------  ----------  ----------
  FINANCING
    Proceeds from issuance of common shares                                1,538,101           -           -
    Shares subscribed                                                              -           -     425,000
    Convertible debentures issued                                          1,000,000           -           -
    Convertible debenture issue costs                                       (163,250)          -           -
    Loans from related parties                                               142,673     (19,540)      4,794
    Loans from parent company prior to acquisition                           115,000           -           -
    Loan payable                                                                   -    (100,139)          -
    Cash acquired on acquisition of parent company                         1,001,481           -           -
                                                                      ---------------  ----------  ----------
                                                                           3,634,005    (119,679)    429,794
                                                                      ---------------  ----------  ----------
  INVESTING
    Advances to Ziracom Digital Communications, Inc.                          76,843     346,587           -
    Non-current receivables                                                  (84,800)    (52,300)          -
    Computer equipment                                                       (49,342)     (5,847)     (1,356)
    Distribution rights                                                     (300,000)          -           -
    License                                                                 (445,000)          -           -
    Software development                                                    (424,031)          -           -
                                                                      ---------------  ----------  ----------
                                                                          (1,226,330)    288,440      (1,356)
                                                                      ---------------  ----------  ----------
Net increase in cash                                                          11,540      11,540         257
Cash, beginning of period                                                          -           -       2,276
                                                                      ---------------  ----------  ----------
Cash, end of period                                                   $       11,540   $  11,540   $   2,533
                                                                      ===============  ==========  ==========

NON-CASH ACTIVITIES NOT INCLUDED IN CASH FLOWS
  Shares issued to pay management fees                                $      238,000   $       -   $       -
  Shares issued on conversion of debentures                           $      118,204   $  52,850   $       -
  Debenture interest paid in shares                                   $        3,881   $   2,606   $       -
  Shares issued to settle loan from related party                     $       59,500   $       -   $       -
  Shares subscribed to settle trade payables                          $       54,000   $       -   $  54,000
  Shares cancelled on termination of license                          $       30,163   $       -   $       -
  Shares issued to acquire license                                    $      791,773   $       -   $       -
  Compensation expense for stock options                              $      408,583   $  16,000   $       -
  Cancellation of loans from parent company on acquisition            $      115,000   $       -   $       -
  Value of shares issued in excess of cash acquired on
    acquisition of parent company                                     $       95,374   $       -   $       -
  Shares issued to acquire Ziracom (Note 3)                           $      259,654   $ 259,654   $       -

=============================================================================================================

See accompanying notes to the consolidated financial statements
e-VideoTV,  Inc.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2002
(Unaudited)
================================================================================

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

In November 2001, the company changed its operational focus from the licensing of FTRT video on demand service to focus on the acquisition of technologies, especially in the field of video compression, and sell these technologies to interested parties and/or enter into reseller agreements. The company has sold its exclusive license rights in the U.S.A. for analog copy protection for video transmissions received in FTRT back to Macrovision Corporation. The company still has its agreement with U.S.A. Video Interactive Corp. to exclusively sub-license their "Store and Forward Video System" patent in areas related to digital set-top boxes with hard-drives in the U.S.A. (Note 11). This agreement has yet to be completed.

The company has acquired, through its acquisition of Ziracom Digital Communications, Inc. ("Ziracom") (Note 3), video compression technology. The Alpha-Omega CODEC uses a set of proprietary algorithms to analyse a video signal and determine how best to apply its selection of compression techniques. The compression techniques utilized in Alpha-Omega include MPEG-Discrete Cosine
Transforms, Wavelet Transforms, Color Tables, Color Quantization, and Video Masking. The company has commenced its new planned principal operations and has generated revenues in the first quarter of $20,000. This is revenue earned by Ziracom from the sale of a five (5) year license for a total consideration of $400,000. All funds were paid in January 2002.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations. It is management's intention to obtain debt and equity financing to fund the continued development of the Ziracom compression technologies as well as the acquisition of related technologies.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

e-VideoTV,  Inc.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2002
(Unaudited)
================================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS  OF  PRESENTATION

These unaudited consolidated financial statements are presented in U.S. dollars in accordance with accounting principles generally accepted in the United States of America and have been prepared on the same basis as the annual audited consolidated financial statements.

In the opinion of management, these audited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the years ended December 31, 2001 and 2000 included in the company's Annual Report on Form 10-KSB.

SOFTWARE  DEVELOPMENT  COSTS

In accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight line method over the estimated useful life of the product commencing upon technological feasibility. The estimated useful life for the straight-line method is determined to be five years.

Management regularly reviews the carrying value of its software development costs to assess whether or not there has been an impairment in its carrying value. When the carrying values of these assets exceed their estimated net recoverable amounts, an impairment provision is recorded.

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

e-VideoTV,  Inc.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2002
(Unaudited)
================================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The company has followed SFAS 141 and 142 in accounting for its acquisition of Ziracom Digital Communications Inc. (Note 3).

SFAS  143  and  144

In July 2001, FASB issued SFAS No 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assts and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No 144, Accounting for the impairment or Disposal of Long-Lived Assets. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

================================================================================

3.   ACQUISITION

Pursuant to a Share Purchase Agreement entered into between the Company, Ziracom Digital Communications Inc, and its shareholders, the company agreed to purchase all of Ziracoms' outstanding common shares for 8,655,139 of the Company's common shares.

Ziracom shareholders will also receive additional shares should earnings before interest, taxes, depreciation and amortization exceed $500,000 for the period August 1, 2001 and August 31, 2002. Shares priced at their closing bid price on August 31, 2002 would be issued in an amount that equaled the amount of Ziracom earnings as determined above. Should these shares be issued, they will be recorded at an estimate of their fair value upon issuance.

As a result of this transaction, Ziracom will become a subsidiary of e-VideoTV, Inc. The transaction has been accounted for by the purchase method with the company as the acquirer. The results of Ziracom's operations are included subsequent to its acquisition date on February 14, 2002.

e-VideoTV,  Inc.
(A  Development  Stage  Company)
Notes  to  the  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)
March  31,  2002
(Unaudited)
================================================================================

3.   ACQUISITION  (Continued)

Net  identifiable  assets  acquired:

     Receivables                          $  83,275
     Capital assets                          25,724
     Software development costs             635,667
     Payables and accruals                  (85,012)
     Deferred revenue                      (400,000)
                                           ---------

                                          $ 259,654
Consideration                              =========

     8,655,139  common  shares            $ 259,654
                                           =========

If the acquisition of Ziracom had occurred at the beginning of the fiscal year 2002, the company's net loss would have increased by $5,521. If the acquisition had occurred at the beginning of the previous fiscal year, the company's net loss would have increased by approximately $1,500,000.

================================================================================

4.   NON-CURRENT  RECEIVABLES

As  at  March  31,  2002,  the  company had advanced $80,500 (December 31, 2001:
$32,500) to companies that it is considering either acquiring or entering into a business relationship with. These loans bear no interest and have no set terms of repayment.

================================================================================

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
                                                  March 31  December 31
                                                    2002         2001
                                                 ---------  ------------
Accrued management fees (Note 10)                $  82,500  $     70,000
Trade payables and accrued liabilities             239,674       163,341
                                                 ---------  ------------

                                                 $ 322,174  $    233,341
                                                 =========  ============

================================================================================

6.   LOANS FROM RELATED PARTIES                                       March 31  December 31
                                                                        2002       2001
                                                                     ---------  ------------
Non-interest bearing loans from directors with no specific terms of
repayment                                                            $  59,173  $     78,713
Loans from shareholders bearing no interest, unsecured
  and repayable at $3,000 per month.  At March31, 2002,
  the company's payments under this loan are seven months
  in arrears                                                            24,000        24,000
                                                                     ---------  ------------
                                                                     $  83,173  $    102,713
                                                                     =========  ============

e-VideoTV,  Inc.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2002
(Unaudited)
================================================================================

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

e-VideoTV,  Inc.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2002
(Unaudited)
================================================================================

7.   CONVERTIBLE  DEBENTURES  (Continued)

The following table summarizes the activity in the debentures to March 31, 2002.

                                                 Convertible Debentures
                                         --------------------------------------
                                                                                  Deferred
                                          Original     Unamortized    Net Book     Issue
                                          Principal     Discounts      Value       Costs
                                         -----------  -------------  ----------  ----------
DURING THE YEAR ENDED DECEMBER 31,
  2001

  Debentures issued on July 6, 2001      $1,000,000   $  1,000,000   $       -   $ 163,250
  Debentures converted to common stock      (65,354)       (59,251)     (6,103)     (9,673)
  Amortization of discounts                               (243,770)    243,770     (39,795)
                                         -----------  -------------  ----------  ----------

Balance, December 31, 2001                  934,646        696,979     237,667     113,782

DURING THE THREE MONTHS ENDED MARCH
  31, 2002

Debentures converted to common stock        (52,850)       (39,411)    (13,439)     (6,434)
Amortization of discounts                                 (113,374)    113,374     (18,508)
                                         -----------  -------------  ----------  ----------

Balance, March 31, 2002                  $  881,796   $    544,194   $ 337,602   $  88,840
                                         ===========  =============  ==========  ==========


The company has not made interest payments as required under the terms of the convertible debenture agreements. At March 31, 2002, $51,808 in interest on these convertible debentures has been accrued but is unpaid. Notwithstanding this technical default, the debenture holder has agreed not to demand repayment of the debenture.

================================================================================

8.   CAPITAL  STOCK

AUTHORIZED  CAPITAL

100,000,000  shares  of  common  stock  with  a  par  value  of  $0.0001
  5,000,000  shares  of  preferred  stock  with  a  par  value  of  $0.0001
e-VideoTV,  Inc.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2002
(Unaudited)
================================================================================

8.   CAPITAL  STOCK  (Continued)

STOCK  OPTIONS

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

                                March 31    December 31
                                  2002         2001
                               ----------  -------------
NET LOSS:
Actual net loss                $(364,407)  $ (2,756,522)
Pro forma net loss             $(402,407)  $ (3,300,362)
LOSS PER SHARE:
Actual net loss per share      $   (0.02)  $      (0.16)
Pro forma net loss per share   $   (0.02)  $      (0.19)

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the period ended March 31, 2002, assuming a risk-free interest rate of 4.88%, volatility of 2.16%, zero dividend yield, and an expected life of 5.00 years.

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

The company granted options to purchase 4,100,000 shares of the company's common stock to directors during the period ended March 31, 2002.

During the period ended March 31, 2002, the company granted 800,000 options to purchase shares to consultants and recognized expense related to these options of $16,000. The expense amount was determined by the fair value of the options issued calculated using the Black-Scholes model.

e-VideoTV,  Inc.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2002
(Unaudited)
================================================================================

8.   CAPITAL  STOCK  (Continued)

Shares  issuable  under  convertible  debentures

Based on an estimate of the company's share price at March 31, 2002, the terms of the company's convertible debenture (Note 7) would enable the debenture holder to exercise its conversion rights to acquire approximately 88,000,000 common shares.

================================================================================

9.   INCOME  TAXES

At March 31, 2002, the company had net operating losses carried forward of approximately $5,500,000 (December 31, 2001: $5,140,000) that may offset against future taxable income until 2020. The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses will be used before they expire.

================================================================================

10.  RELATED  PARTY  TRANSACTIONS

During  the  period  ending  March  31,  2002  consulting fees of $32,500 (2001:
$249,000) have been paid to other companies that employ other current and former directors and officers of the company. Accrued liabilities at March 31, 2002 include $82,500 (2001: $70,000) of amounts due to related parties under management or consulting agreements.

================================================================================

11.  COMMITMENTS

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

================================================================================

12.  CONTINGENCY

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

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2002
(Unaudited)


1.   BASIS  OF  PRESENTATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company completed its acquisition of Ziracom Digital Communications Inc. ("Ziracom") on February 14, 2002 by issuing 8,655,139 restricted common shares for 100% of the outstanding issued shares of Ziracom. The primary asset of Ziracom is its "Alpha-Omega" Video Compression CODEC, which offers a powerful solution to users needing high compression rates while maintaining excellent video quality for both video streaming applications, and video file downloads. This acquisition is an extension of the company's focus on video compression technologies to electronically deliver video signals for video surveillance, wireless hand-held computers, and video cell phones.

     The Ziracom CODEC has recently been completed and its version 4+ is now being marketed throughout North America. This CODEC has a number of proprietary techniques to perform video compression using an automated intelligent algorithm that selects in real-time the most efficient combinations of its internal compression methods for each scene and frame. These video techniques include wavelet compression, color quantization and optimization, image motion approximation, and DCT transforms using MPEG-4 and H.263 standards, along with other proprietary processes. The CODEC also incorporates additional proprietary methods to reduce image macro blocking in low bandwidth applications. The
Ziracom CODEC supports file formats of type ASF (streaming) and AVI (video files).

     In January 2002, Ziracom sold its initial CODEC 3.3 to a customer for $400,000, covering a 5-year license. Ziracom received the entire $400,000 in January and has recognized $20,000 of this revenue in e-Video's accompanying financial statements as Ziracom was acquired by e-Video on February 14, 2002.

     The Company intends to market the Alpha Omega technology through its in-house personnel and by reseller agreements with outside parties. A number of interested companies are currently assessing the CODEC software. The applications for the CODEC include internet video streaming, wireless video devices, video cell phones, cable & satellite television broadcasts, remote security devices, remote news gathering, and downloading of movies. Both the encoder and decoder can be customized to be compatible with alternate platforms, custom solutions, and stand-along solutions.

     The Company intends to continue to develop this technology to include handheld PDA devices, and fully intends to license the CODEC to semiconductor companies for embedding into their devices.

     The management team has expanded with the addition of Rod Gunn as President and Chief Operating Officer. Mr. Gunn is responsible for all operations, including development of the marketing strategy and continued development of next generation applications of the software. The technology continues to be developed from the Company's' head office in Scottsdale, Arizona and Mr. Gunn has assumed responsibility for this operation.

     The Company recognizes that it will require additional financing as its marketing program builds up. Additional funding will be required for continued development of its CODEC as well. It is currently negotiating with interested parties for a term loan, which would be repaid out of future sales. The Company acknowledges that it currently does not have sufficient funds to carry on its operation by management intends to seek financial assistance to alleviate this concern.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the quarter ending March 31, 2002, the Company had revenue of $20,000, being the earned portion of a $400,000 five-year license re the sale of its Alpha Omega version 3.3. During the quarter ending March 31, 2002, the Company incurred losses of $364,407. The primary expense is interest, wherein the Company recognized interest costs of $197,000 re its convertible debenture financing of July 2001. This is mainly debenture discount, and is not a cash expense.

     The Company has reduced its operating expenses significantly and will continue to monitor these closely. Interest payable re the debenture financing amounts to $17,883 for the quarter, and has not been paid. The balance owing on its convertible debenture is $881,000 as at March 31, 2002.

     The 8% convertible debenture closed on July 6, 2001, with the Company receiving $1,000,000 less issue costs. Interest is payable quarterly and to date, this interest has accrued and not been paid. At March 1, 2002, the accrued interest amounted to $51,808. This includes $17,883 in the quarter ending March 31, 2002. The debenture is due June 6, 2003. The Lender has provided a waiver re default on the outstanding interest. The debenture is convertible based on a conversion formula. In addition to the debenture, the fund received warrants of 666,666 to purchase additional shares in the Company. These warrants have an exercise price of approximately $0.40 per share. The Company is in discussions with the Lender regarding the debt and both parties are actively working towards a mutually satisfactory option to the ultimate repayment of this debt.

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

     Inflation  has  not been a factor during the quarter ending March 31, 2002.

                                    PART  II

                                OTHER  INFORMATION

ITEM 1.   LEGAL  PROCEEDINGS.

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

(a)  Exhibits.

None.

(b)  Reports  on  Form  8-K.

     The Company filed a Form 8-K in October 2001 re the acquisition of Ziracom Digital Communications Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                   E-VIDEOTV,  INC.

Date     June 15, 2002                   By       /s/  Robert G. Dinning
         -----------------                 -------------------------------------
                                           Robert  G.  Dinning
                                           Chairman and Chief Financial Officer


Date     June 15, 2002                   By       /s/  Rod  Gunn
         -----------------                 -------------------------------------
                                           Roderick  J.  Gunn
                                           President and Chief Operating Officer