Form 10QSB
period 2002-06-30
E VIDEOTV INC/DE
filed 2002-08-22
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-QSB
     (Mark  One)


[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2002
                                    -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date: 32,223,882
     Transitional Small Business Disclosure Format (check one):

Yes           No   X
    ---           ---

                                E-VIDEOTV, INC.
                                  FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED June 30,2002

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



                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.

The following financial statements are included as part of this quarterly report:

Unaudited Consolidated Balance Sheet at June 30, 2002 and December 31, 2001. Unaudited Consolidated Statement of Operations for the period from inception, March 5, 1999, to June 30, 2002, and the six months ended June 30, 2002 and 2001.

Unaudited Consolidated Statement of Cash Flows for the period from inception, March 5, 1999, to June 30, 2002, and the six months ended June 30, 2002 and 2001.

Notes to the Unaudited Consolidated Financial Statements . . . . . . . . . . . .

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  BALANCE  SHEETS
(Expressed  in  U.S.  Dollars)

                                                                           June 30      December 31
                                                                             2002          2001
====================================================================================================
                                                                         (unaudited)     (audited)
ASSETS
Current
  Cash                                                                   $       468   $          -
 Sundry receivables                                                            4,300              -
  Prepaid expenses                                                                 -          4,225
                                                                         ------------  -------------
                                                                               4,768          4,225

Non-current receivables (Note 4)                                              80,500         32,500
Computer equipment (net of accumulated depreciation of $48,066
  (2001:  $22,398))                                                           38,553         21,097
Software development costs (net of accumulated amortization of $33,300)      619,830              -
Advances to Ziracom Digital Communications, Inc.                                   -        269,744
Debt issue costs (Note 7)                                                     75,958        113,782
                                                                         ------------  -------------

                                                                         $   819,609   $    441,348
                                                                         ============  =============

====================================================================================================

Liabilities
Current
  Accounts payable and accrued liabilities (Note 5)                      $   490,165   $    233,341
  Loans from related parties (Note 6)                                         80,479        102,713
  Convertible debentures (Note 7)                                            449,712        237,667
 Current portion of deferred revenue                                          80,000              -
  Loan payable (Note 9)                                                            -        100,139
                                                                         ------------  -------------

                                                                           1,100,356        673,860

Non-current deferred                                                         280,000              -
revenue
                                                                         ------------  -------------
                                                                           1,380,356        673,860
                                                                         ------------  -------------

Shareholders'
Deficiency
Capital stock (Note 8)
  Issued and outstanding:
  32,223,882 (2001:  18,397,743) common shares                                 3,222          1,840
  Additional paid-in capital                                               5,490,272      5,151,439
  Share subscriptions                                                         79,200         79,200
                                                                         ------------  -------------

                                                                           5,572,694      5,232,479

Deficit accumulated
during the development
stage                                                                     (6,133,441)    (5,464,991)
                                                                         ------------  -------------
                                                                            (560,747)      (232,512)
                                                                         ------------  -------------

                                                                         $   819,609   $    441,348
                                                                         ============  =============
====================================================================================================

Continuance  of  operations  (Note  1)
Commitment  (Note  11)
Contingency  (Note  12)


        See accompanying notes to the consolidated financial statements.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Expressed  in  U.S.  Dollars)

                                          Cumulative    Six Months   Six Months      Quarter    Quarter
                                       March 5, 1999         Ended        Ended        Ended      Ended
                                          to June 30       June 30      June 30      June 30    June 30
                                               2002           2002         2001         2002       2001
========================================================================================================
Revenue                               $       40,000        40,000  $         -  $    20,000  $        -
                                      ---------------  -----------  -----------  -----------  ----------

General and administrative expenses
  Amortization                               651,920        65,107      156,229       44,507      78,343
  Compensation expense for stock
    option (Note 8)                          408,583        16,000            -            -           -
  Corporate promotion                        278,637        18,518       30,753          103       7,464
  General corporate expenses                 188,432        13,033       29,607        2,805       7,629
  Interest expense                           736,048       345,031            -      148,416           -
  Management and consulting fees           1,325,754       112,016      288,165       58,729     144,196
  Office expenses                            212,413        23,752       39,011        4,633      25,600
  Professional fees                          405,335        58,138       60,041       36,504      44,394
  Rent                                       170,686        35,954       31,558       18,203      14,795
  Royalties                                  250,000             -      104,167            -      64,950
  Travel                                     200,715        20,901       23,601       10,142      17,570
                                      ---------------  -----------  -----------  -----------  ----------

                                           4,828,523       708,450      763,132      324,042     404,941
                                      ---------------  -----------  -----------  -----------  ----------

Write-off software development
  costs (Note 3)                           1,316,935             -            -            -           -

Interest income                              (11,374)            -            -            -           -
                                      ---------------  -----------  -----------  -----------  ----------

Net loss                              $    6,094,084   $   668,450  $   763,132  $   304,042  $  404,941
                                      ===============  ===========  ===========  ===========  ==========
Weighted average number of
  common shares outstanding                             28,031,593   15,217,179   27,668,238  16,757,072
                                                        ===========  ===========  ==========  ==========
Net loss per share, basic and
  diluted                                               $     0.02   $     0.05  $      0.01  $     0.02
                                                        ===========  ===========  ==========  ==========
========================================================================================================


        See accompanying notes to the consolidated financial statements.

e-VideoTV,  Inc.
(A  Development  Stage  Company)
Consolidated  Statements  of  Cash  Flows
(Expressed  in  U.S.  Dollars)

                                                                          Cumulative      Six Months    Six Months
                                                                       March 5, 1999           Ended         Ended
                                                                          to June 30         June 30       June 30
                                                                                2002            2002          2001
==================================================================================================================
Cash derived from (applied to)
  Operating
    Net loss for period                                               $   (6,133,441)  $  (668,450)  $  (763,132)
    Compensation expense for stock options                                   408,583        16,000             -
    Write-off of distribution rights and software development costs        1,316,935             -             -
    Depreciation and amortization                                            701,211        65,107       156,229
    Amortization of debenture discount                                       663,762       311,272             -
    Debenture Interest paid in shares                                          4,433         3,158             -
    Management fee paid in shares                                            238,000             -             -
    Subscription of shares for services                                       25,200             -             -
    Deferred revenue                                                         (40,000)      (40,000)            -
    Change in non-cash operating working capital
      Receivables and prepaids                                                14,736         6,357         9,176
      Prepaid royalties                                                            -             -      (148,283)
      Payables and accruals                                                  392,504       137,393       260,388
                                                                       --------------  ------------  ------------
                                                                          (2,408,077)     (169,163)     (485,622)
                                                                       --------------  ------------  ------------
Financing
  Proceeds from issuance of common shares                                  1,538,101             -             -
  Shares subscribed                                                                -             -       425,000
  Convertible debentures issued                                            1,000,000             -             -
  Convertible debenture issue costs                                         (163,250)            -             -
  Loans from related parties                                                 139,979       (22,234)       71,677
  Loans from parent company prior to acquisition                             115,000             -             -
  Loan payable                                                                     -      (100,139)            -
  Cash acquired on acquisition of parent company                           1,001,481             -             -
                                                                       --------------  ------------  ------------
                                                                           3,631,311      (122,373)      496,677
                                                                       --------------  ------------  ------------
Investing
  Advances to Ziracom Digital Communications, Inc.                            76,843       346,587             -
  Non-current receivables                                                    (80,500)      (48,000)            -
  Computer equipment                                                         (50,078)       (6,583)       (8,149)
  Distribution rights                                                       (300,000)            -             -
  License                                                                   (445,000)            -             -
  Software development                                                      (424,031)            -             -
                                                                       --------------  ------------  ------------
                                                                          (1,222,766)      292,004        (8,149)
                                                                       --------------  ------------  ------------

Net increase in cash                                                             468           468         2,906

Cash, beginning of period                                                          -             -         2,276
                                                                       --------------  ------------  ------------

Cash, end of period                                                   $          468   $       468   $     5,182
                                                                       ==============  ============  ============
Non-cash activities not included in cash flows
  Shares issued to pay management fees                                $      238,000   $         -   $         -
  Shares issued on conversion of debentures                           $      126,758   $    61,403   $         -
  Debenture interest paid in shares                                   $        4,433   $     3,158   $         -
  Shares issued to settle loan from related party                     $       59,500   $         -   $         -
  Shares subscribed to settle trade payables                          $       54,000   $         -   $   292,000
  Shares cancelled on termination of license                          $       30,163   $         -   $         -
  Shares issued to acquire license                                    $      791,773   $         -   $         -
  Compensation expense for stock options                              $      408,583   $    16,000   $         -
  Cancellation of loans from parent company on acquisition            $      115,000   $         -   $         -
  Value of shares issued in excess of cash acquired on
    acquisition of parent company                                     $       95,374   $         -   $         -
  Shares issued to acquire Ziracom (Note 3)                           $      259,654   $   259,654   $         -

==================================================================================================================

        See accompanying notes to the consolidated financial statements.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
June  30,  2002
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

The company has acquired, through its acquisition of Ziracom Digital Communications, Inc. ("Ziracom") (Note 3), video compression technology. The Alpha-Omega CODEC uses a set of proprietary algorithms to analyse a video signal and determine how best to apply its selection of compression techniques. The compression techniques utilized in Alpha-Omega include MPEG-Discrete Cosine
Transforms, Wavelet Transforms, Color Tables, Color Quantization, and Video Masking. The company has commenced its new planned principal operations and has generated revenues in the first two quarters of $40,000. This is revenue earned from the sale of a five (5) year license for a total consideration of $400,000. All funds were paid in January 2002.

The company's consolidated financial statements for the period ended June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The company incurred a net loss of $668,450 for the six months ended June 30, 2002 and has a working capital deficiency of $1,095,588 and accumulated deficit of $6,133,441 at June 30, 2002. These factors raise substantial doubt about the company's ability to continue as a going concern. The ability of the company to continue as a going concern is dependent upon its ability to achieve profitable operations and to obtain additional capital. Management expects to raise additional capital through private placements and other types of venture fundings and through financing agreements with its clients. The outcome of these matters cannot be predicted at this time. No assurances can be given that the company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the company successfully raises additional funds, that the company will achieve positive cash flow. If the company is unable to obtain adequate additional financing, management will be required to curtail the company's operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should the company be unable to continue in business.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
June  30,  2002
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

DEFERRED  REVENUE

In January 2002, the company executed a five- year licensing agreement with a third party for the non-exclusive use of its Alpha-Omega CODEC. This license was fully prepaid for the five- year period and the company will recognize the revenue at $80,000 per year starting in its 2002 fiscal year.

LOSS  PER  COMMON  SHARE

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the year. During 2001, the 6,623,016 contingently issuable shares were excluded from the calculation of weighted average common shares outstanding until they were released from escrow. Diluted loss per common share is computed giving effect to all potential dilutive options and warrants that were outstanding during the year. For all periods presented, all outstanding options and warrants were anti-dilutive.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
June  30,  2002
(Unaudited)
================================================================================

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

RECENT  ACCOUNTING  PRONOUNCEMENTS

SFAS  141  and  142

On July 20 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:

     - all business combinations initiated after June 30 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1 2001;
     - intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;
     - effective January 1 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator;
     - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The company has followed SFAS 141 and 142 in accounting for its acquisition of Ziracom Digital Communications Inc. (Note 3).

SFAS  143  and  144

In July 2001, FASB issued SFAS No 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assts and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15 2002.

In August 2001, the FASB issued SFAS No 144, Accounting for the impairment or Disposal of Long-Lived Assets. The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No 121, Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15 2001.

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

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
June  30,  2002
(Unaudited)
================================================================================

3.   ACQUISITION  (Continued)

Ziracom shareholders will also receive additional shares should earnings before interest, taxes, depreciation and amortization exceed $500,000 for the period August 1 2001 and August 31 2002. Shares priced at their closing bid price on August 31 2002 would be issued in an amount that equalled the amount of Ziracom earnings as determined above.

As a result of this transaction, Ziracom became a subsidiary of e-VideoTV, Inc. The transaction has been accounted for by the purchase method with the company as the acquirer. The results of Ziracom's operations are included subsequent to its acquisition date.

Net  identifiable  assets  acquired:

     Receivables                                         $  6,432
     Due  from  Ziracom  Digital  Communications  Inc.     76,843
     Capital  assets                                       25,724
     Software  development  costs                         670,086
     Payables  and  accruals                             (119,431)
     Deferred  revenue                                   (400,000)
                                                          --------

                                                         $259,654
                                                          =======

Consideration

  8,655,139  common  shares                              $259,654
                                                          =======

================================================================================

4.   NON-CURRENT  RECEIVABLES

As at June 30 2002, the company had advanced $80,500 (December 31 2001: $32,500) to companies that it is considering either acquiring or entering into a business relationship with. These loans do not bear interest and do not have set terms of repayment.

================================================================================

5.   ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES

                                               June     December 31
                                               2002        2001
                                             --------   -----------
Accrued management fees (Note 10)            $125,965  $     70,000
Trade payables and accrued liabilities        364,200       163,341
                                             --------  ------------
                                             $490,165  $    233,341
                                             ========  ============

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
June  30,  2002
(Unaudited)
================================================================================

6.LOANS  FROM  RELATED  PARTIES
                                                          June 30   December 31
                                                            2002        2001
                                                          --------  ------------
Loans from directors with no specific terms of repayment $ 56,479 $ 78,713 Loans from shareholders bearing no interest, unsecured and repayable at $3,000 per month.  At June 30 2002,
  the company's payments under this loan are ten months
  in arrears                                                24,000        24,000
                                                          --------  ------------

                                                          $ 80,479  $    102,713
                                                          ========  ============

================================================================================

7.   CONVERTIBLE  DEBENTURES

On July 6 2001, the company received $1,000,000 from the sale of convertible debentures and warrants to purchase up to 666,666 shares of the company's common stock (Note 8). The principal on the debentures is due June 6, 2003. Interest at 8% per annum on the debenture principal outstanding is due quarterly commencing September 30 2001. The debentures and any unpaid and accrued interest may be converted at the option of the holder into common shares of the company. The conversion price per share is the lesser of $0.4747 and 80% of the average of the three lowest closing prices of the common shares on the principal market where the shares trade for the sixty trading days prior to conversion.

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

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
June  30,  2002
(Unaudited)
================================================================================

7.   CONVERTIBLE  DEBENTURES  (Continued)

The  following  table summarizes the activity in the debentures to June 30 2002.

                                                 Convertible Debentures
                                          --------------------------------------
                                                                                    Deferred
                                             Original    Unamortized    Net Book       Issue
                                            Principal      Discounts       Value       Costs
                                          -----------  -------------  ----------  ----------
DURING THE YEAR ENDED DECEMBER 31 2001
  Debentures issued on July 6,2001        $1,000,000   $  1,000,000   $       -   $ 163,250
  Debentures converted to common stock       (65,354)       (59,251)     (6,103)     (9,673)
  Amortization of discounts                        -       (243,770)    243,770     (39,795)
                                          -----------  -------------  ----------  ----------

Balance, December 31 2001                    934,646        696,979     237,667     113,782

DURING THE SIX MONTHS ENDED JUNE 30 2002

Debentures converted to common stock         (61,403)       (45,789)    (15,614)     (7,474)
Amortization of discounts                          -       (227,659)    227,659     (30,350)
                                          -----------  -------------  ----------  ----------
Balance, June 30 2002                     $  873,243   $    423,531   $ 449,712   $  75,958
                                          ===========  =============  ==========  ==========

The company has not made interest payments as required under the terms of the convertible debenture agreements. At June 30 2002, $66,116 in interest on these convertible debentures has been accrued but is unpaid. Notwithstanding this technical default, the creditor has agreed not to demand repayment of the loan.

================================================================================

8.   CAPITAL  STOCK

AUTHORIZED  CAPITAL

100,000,000 shares of common stock with a par value of $0.0001
  5,000,000 shares of preferred stock with a par value of $0.0001

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
June  30,  2002
(Unaudited)

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

                                                   June 30     December 31
                                                    2002          2001
                                                  ----------  ------------
NET LOSS:
Actual net loss                                   $(668,450)  $ (2,756,522)
Pro forma net loss                                $(706,450)  $ (3,300,362)
LOSS PER SHARE:
Actual net loss per share                         $   (0.02)  $      (0.16)
Pro forma net loss per share                      $   (0.02)  $      (0.19)

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the period ended June 30, 2002, assuming a risk-free interest rate of 4.88%, volatility of 2.16%, zero dividend yield, and an expected life of 5.00 years.

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

The company granted options to purchase 4,100,000 shares of the company's common stock to directors during the period ended June 30, 2002.

During the period ended June 30, 2002, the company granted 800,000 options to purchase shares to consultants and recognized expense related to these options of $16,000. The expense amount was determined by the fair value of the options issued calculated using the Black-Scholes model.

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
June  30,  2002
(Unaudited)
================================================================================

8.   CAPITAL  STOCK  (Continued)

SHARES  ISSUABLE  UNDER  CONVERTIBLE  DEBENTURES

Based on an estimate of the company's share price at June 30 2002, the terms of the company's convertible debenture (Note 7) would enable the debenture holder to exercise its conversion rights in the amount of approximately 88,000,000 common shares.

================================================================================

9.   INCOME  TAXES

At June 30 2002, the company had net operating losses carried forward of approximately $5,800,000 (December 31 2001: $5,140,000) that may offset against future taxable income until 2020. The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses will be used before they expire.

================================================================================

10.  RELATED  PARTY  TRANSACTIONS

During  the  period  ending  June  30  2002  consulting  fees  of $32,500 (2001:
$249,000) have been paid to other companies that employ other current and former directors and officers of the company. Accrued liabilities at March 31 2002 include $82,500 (2001: $70,000) of amounts due to related parties under management or consulting agreements.

================================================================================

11.  COMMITMENT

PATENT  LICENSING  AGREEMENT

On June 27 2001, the company entered into a short form sub-licensing agreement for certain digital video delivery technology with an international designer and supplier of high-tech internet streaming video and video-on-demand systems, services and innovative end-to-end solutions.

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

================================================================================

12.  CONTINGENCY

On January 8 2002, the company was served with a writ regarding allegations of intentional and negligent interference with business relationships. This writ was also served to Ziracom Digital Communications, Inc., and three of its directors. The plaintiffs in the lawsuit have claimed damages of approximately $2,000,000. Company's counsel has concluded that it is reasonably possible that an agreement on the amount of damages exigible will be met. The amount of damages to be awarded (if any) however, is not determinable at this time and as such, no amounts have been recorded in these financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

     During the quarter ending June 30,2002, the company finalized its Alpha -Omega" Video Compression CODEC and commenced internal testing of its finished product. While the acquisition of Ziracom Digital Communications Inc ("Ziracom") was completed February 14, 2002, the Alpha-Omega software version 4+ for streaming was not finished and required 5 months of additional development. The acquisition on February 14, 2002 was completed by issuance of 8,655,139 restricted common shares of the Company for 100% of the issued and outstanding shares of Ziracom.

Ziracom's primary asset is its "Alpha-Omega" Video Compression CODEC, which offers a powerful solution to users needing high compression rates while maintaining excellent video quality for video streaming applications, video file downloads, and two way video conferencing.

This acquisition continues the company's focus on video compression technologies to electronically deliver video signals for remote video surveillance, education and entertainment, wireless hand-held computers, and video cell phones.

The Company has completed negotiations for a non-exclusive Marketing Agreement with another company that has existing clients interested in the Alpha-Omega software. This contract is expected to be executed before the end of August 2002. The Alpha-Omega software has a number of proprietary techniques to perform video compression using an automated intelligent algorithm that selects in real-time the most efficient combinations of its internal compression methods for each scene and frame. The Alpha-Omega also incorporates additional
proprietary  methods  to  reduce  image  macro  blocking  in   low  bandwidth
applications. The Alpha-Omega supports file formats of type ASF (streaming) and AVI (video files).

     In January 2002, the Company completed a 5-year licensing agreement with a customer for $400,000. The Company received the entire $400,000 in January 2002, and has recognized $40,000 of this as revenue in its financial statements for the six months ending June 30, 2002. The remaining funds received will be recognized over the remaining period of the license.

     The Company intends to market the Alpha-Omega technology through its contemplated Marketing Agreement and through its own in-house personnel. The Company has interested parties who are currently assessing the Alpha-Omega software. The applications for the Alpha-Omega include internet video streaming, wireless video devices, video cell phones, cable & satellite television broadcasts, remote security devices, remote news gathering, and downloading of movies. Both the encoder and decoder can be customized to be compatible with alternate platforms, custom solutions, and stand-alone solutions.

     The Company will continue its research and development program to extend this technology to include handheld PDA devices, and fully intends to license the Alpha-Omega to semiconductor companies for embedding into their devices. This research will continue to be carried out in Scottsdale, Arizona.

     The Company recognizes that it will require additional financing even though its Alpha-Omega software is now ready for market. Additional funding will be required for continued development of its Alpha-Omega software, doing product demonstrations, as well as general operating expenses for the Company. The Company acknowledges that it currently does not have sufficient funds to carry on its operation but management intends to seek financial assistance through private loans from existing directors, shareholders and outside parties although there can be no assurance that the Company will be able to secure this financial assistance. As well, the Company anticipates revenue from its technology in the next 60 days.

LIQUIDITY  AND  CAPITAL  RESOURCES

     During the quarter ending June 30, 2002, the Company had revenue of $20,000, while the six-month results show revenue of $40,000. This represents the first six months of a five (5) year license agreement for a total of $400,000. These funds were all received in January 2002, but the revenue recognition is being recorded over the five-year life of the license. During the quarter ending June 30, 2002, the Company incurred losses of $304,042. For the six months ended June 30, 2002, these losses amounted to $668,450. The losses for the six-month period ending June 30, 2002 include depreciation and amortization of $65,107 and amortization of debenture discount of $311,272. As these are not cash expenses, the actual cash loss was significantly lower. General and administrative expenses have been reduced to $25,750 for the six months ending June 30, 2002, compared to $156,229 for the same period to June 30, 2001. Management and consulting fees have reduced to $112,016 at June 30, 2002, from $288,165 at June 30, 2001.

Operating expenses have been reduced significantly and will continue to decline as most of the marketing activities are being conducted by another company on a revenue sharing basis.

     The 8% convertible debenture closed on July 6,2001, with the Company receiving $1,000,000 less issue costs. Interest is payable quarterly and to date, this interest has accrued and not been paid. At June 30, 2002, the accrued interest amounted to $83,999. This includes $32,743 in the quarter ending June 30, 2002. The debenture is due June 6, 2003. The unconverted balance of this debenture at June 30, 2002 is $873,242. The Lender has provided a waiver re default on the outstanding interest. The debenture is convertible based on a conversion formula. In addition to the debenture, the fund received warrants of 666,666 to purchase additional shares in the Company. These warrants have an exercise price of approximately $0.40 per share. The Company is in discussions with the Lender regarding the debt and both parties are actively working towards a mutually satisfactory option to the ultimate repayment of this debt.

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

     The Company further recognizes that its development schedule will be delayed unless additional capital required is available when needed. The Company anticipates revenue from licensing of its Alpha-Omega software in the next Sixty days. In addition to this, the Company is exploring loans from private investors, and additional loans from directors and/or existing shareholders although there can be no assurance that these loans will be successfully obtained. In the event that the Company is not able to obtain these loans

Inflation has not been a factor during the quarter ending March 31, 2002.

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

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted to a vote of security holders during the six months ended June 30, 2002.

ITEM  5.   OTHER  INFORMATION.

     The  Company  has  no  other  information  to  report.

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits.

None.

(b)  Reports  on  Form  8-K.

     The Company filed a Form 8-K in October 2001 re the acquisition of Ziracom Digital Communications Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                   E-VIDEOTV,  INC.

Date     August 19, 2002                   By       /s/  Robert  G.  Dinning
         -----------------                 -------------------------------------
                                           Robert  G.  Dinning
                                           Chairman  and Chief Financial Officer


Date     August 19, 2002                   By       /s/  Gianfranco  Fiorio
         -----------------                 -------------------------------------
                                           Gianfranco  Fiorio
                                           Chief  Executive  Officer