Form 10QSB
period 2002-09-30
E VIDEOTV INC/DE
filed 2002-11-14
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-QSB
     (Mark  One)


[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended Sept 30, 2002
                                    -------------

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

        2111 Wilson Blvd - Suite #700, Arlington VA 22201
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  703-351-5011
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Yes           No
    ---           ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date: 32,223,882
     Transitional Small Business Disclosure Format (check one):

Yes           No   X
    ---           ---

                                E-VIDEOTV, INC.
                                  FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED Sept 30,2002

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



                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.

The following financial statements are included as part of this quarterly report:

Unaudited Consolidated Balance Sheet at Sept 30, 2002 and December 31, 2001. Unaudited Consolidated Statement of Operations for the period from inception, March 5, 1999, to Sept 30, 2002, and the nine months ended Sept 30, 2002 and 2001.

Unaudited Consolidated Statement of Cash Flows for the period from inception, March 5, 1999, to Sept 30, 2002, and the nine months ended Sept 30, 2002 and 2001.

Notes to the Unaudited Consolidated Financial Statements . . . . . . . . . . . .

====================================================================================================

E-VIDEOTV, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed in U.S. Dollars)
                                                                           Sept 30      December 31
                                                                             2002          2001
====================================================================================================
                                                                         (unaudited)     (audited)
ASSETS
Current
   Cash                                                                  $     1,813   $          -
   Sundry receivables                                                          4,300              -
   Prepaid expenses                                                                -          4,225
                                                                         ------------  -------------
                                                                               6,113          4,225

Non-current receivables (Note 4)                                              80,500         32,500
Computer equipment (net of accumulated depreciation of $52,966
   (2001:  $22,398))                                                          31,833         21,097
Software development costs (net of accumulated amortization of $59,800)      593,330              -
Advances to Ziracom Digital Communications, Inc.                                   -        269,744
Debt issue costs (Note 7)                                                     55,242        113,782
                                                                         ------------  -------------
                                                                         $   767,018   $    441,348
                                                                         ============  =============

====================================================================================================

LIABILITIES
Current
   Accounts payable and accrued liabilities (Note 5)                     $   624,097   $    233,341
   Loans from related parties (Note 6)                                       127,788        102,713
   Convertible debentures (Note 7)                                           555,022        237,667
   Loan payable                                                                    -        100,139
                                                                         ------------  -------------
                                                                           1,306,907        673,860

Deferred revenue                                                             340,000              -
                                                                         ------------  -------------
                                                                           1,646,907        673,860
                                                                         ------------  -------------
SHAREHOLDERS' DEFICIENCY
Capital stock (Note 8)
   Issued and outstanding:
   32,223,882 (2001:  18,397,743) common shares                                3,222          1,840
   Additional paid-in capital                                              5,490,272      5,151,439
   Share subscriptions                                                        79,200         79,200
                                                                         ------------  -------------
                                                                           5,572,694      5,232,479
Deficit accumulated during the development stage                          (6,452,583)    (5,464,991)
                                                                         ------------  -------------
                                                                            (879,889)      (232,512)
                                                                         ------------  -------------

                                                                         $   767,018   $    441,348
                                                                         ============  =============

====================================================================================================

Continuance of operations (Note 1)
Commitments (Note 11)
Contingency (Note 12)


        See accompanying notes to the consolidated financial statements.

==============================================================================================================

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Expressed  in  U.S.  Dollars)


                                        Cumulative     Nine Months    Nine Months     Quarter       Quarter
                                       March 5, 1999      Ended          Ended         Ended         Ended
                                        to Sept 30       Sept 30        Sept 30       Sept 30       Sept 30
                                           2002            2002          2001           2002          2001
==============================================================================================================
Revenue                               $       60,000         60,000  $          -   $    20,000   $         -
                                      ---------------  ------------  -------------  ------------  ------------
General and administrative expenses
  Amortization                               722,677         96,507       238,761        31,400        82,532
  Compensation expense for stock
    option (Note 8)                          408,583         16,000             -             -             -
  Corporate promotion                        280,191         20,072        63,193         1,554        32,440
  General corporate expenses                 186,924         11,525        52,809        (1,508)       23,202
  Interest expense                           878,411        487,394       177,948       142,363       177,948
  Management and consulting fees           1,457,458        243,720       444,634       131,704       156,469
  Office expenses                            214,312         25,651        55,716         1,899        16,705
  Professional fees                          425,436         78,239        88,600        20,101        28,559
  Rent                                       170,686         35,954        39,880             -         8,322
  Royalties                                  250,000              -       166,667             -        62,500
  Travel                                     212,344         32,530        53,799        11,629        30,198
                                      ---------------  ------------  -------------  ------------  ------------
                                           5,207,022      1,047,592     1,382,007       339,142       618,875
                                      ---------------  ------------  -------------  ------------  ------------
Write-off software development
  costs (Note 3)                           1,316,935              -             -             -             -

Interest income                              (11,374)             -        (1,319)            -        (1,319)
                                      ---------------  ------------  -------------  ------------  ------------
Net loss                                   6,452,583        987,592     1,380,688       319,142       617,556
                                      ===============  ============  =============  ============  ============
Weighted average number of
  common shares outstanding                              29,444,379    16,657,738    32,223,882    18,308,959
                                                       ============  =============  ============  ============
Net loss per share, basic and
  Diluted                                              $       0.03  $       0.08   $      0.01   $      0.03
                                                       ============  =============  ============  ============

==============================================================================================================

        See accompanying notes to the consolidated financial statements.

===================================================================================================================

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Expressed  in  U.S.  Dollars)


                                                                        Cumulative      Nine Months    Nine Months
                                                                       March 5, 1999       Ended          Ended
                                                                        to June 30        Sept 30        Sept 30
                                                                           2002            2002           2001
===================================================================================================================

CASH DERIVED FROM (APPLIED TO)
  OPERATING
    Net loss for period                                               $   (6,452,583)  $   (987,592)  $ (1,380,688)
    Compensation expense for stock options                                   408,583         16,000              -
    Write-off of distribution rights and software development costs        1,316,935              -              -
    Depreciation and amortization                                            732,611         96,507        238,761
    Amortization of debenture discount                                       789,788        437,298        158,913
    Debenture Interest paid in shares                                          4,433          3,158            224
    Management fee paid in shares                                            238,000              -              -
        Subscription of shares for services                                   25,200              -              -
    Deferred revenue                                                         (60,000)       (60,000)             -
    Change in non-cash operating capital
      Receivables and prepaids                                                14,736          6,357        (16,824)
      Prepaid royalties                                                            -              -        (85,783)
      Payables and accruals                                                  526,436        271,325         83,709
                                                                      ---------------  -------------  -------------
                                                                          (2,455,861)      (216,947)    (1,001,688)
                                                                      ---------------  -------------  -------------
  FINANCING
    Proceeds from issuance of common shares                                1,538,101              -              -
    Shares subscribed                                                              -              -        444,500
    Convertible debentures issued                                          1,000,000              -      1,000,000
    Convertible debenture issue costs                                       (163,250)             -       (163,250)
    Loans from related parties                                               187,288         25,075         71,677
    Loans from parent company prior to acquisition                           115,000              -              -
    Loan payable                                                                   -       (100,139)             -
    Cash acquired on acquisition of parent company                         1,001,481              -              -
                                                                      ---------------  -------------  -------------
                                                                           3,678,620        (75,064)     1,352,927
                                                                      ---------------  -------------  -------------
  INVESTING
    Advances to Ziracom Digital Communications, Inc.                          76,843        346,587       (106,050)
    Non-current receivables                                                  (80,500)       (48,000)             -
    Computer equipment                                                       (48,258)        (4,763)       (19,919)
    Distribution rights                                                     (300,000)             -              -
    License                                                                 (445,000)             -              -
    Software development                                                    (424,031)             -              -
                                                                      ---------------  -------------  -------------
                                                                          (1,220,946)       293,824       (125,969)
                                                                      ---------------  -------------  -------------
Net increase in cash                                                           1,813          1,813        225,270
                                                                      ---------------  -------------  -------------
Cash, beginning of period                                                          -              -          2,276
                                                                      ---------------  -------------  -------------
Cash, end of period                                                   $        1,813   $      1,813   $    227,546
                                                                      ===============  =============  =============

NON-CASH ACTIVITIES NOT INCLUDED IN CASH FLOWS
  Shares issued to acquire Ziracom (Note 3)                           $      259,654        259,654   $          -
  Shares issued on conversion of debentures                           $      126,758         61,403   $     15,681
  Compensation expense for stock options                              $      408,583         16,000   $          -
  Debenture interest paid in shares                                   $        4,433          3,158   $        224
  Shares issued to settle loan from related party                     $       59,500   $          -   $     59,500
  Shares subscribed to settle trade payables                          $       54,000   $          -   $     54,000
  Shares issued to pay management fees                                $      238,000   $          -   $    238,000
  Shares issued to acquire license                                    $      791,773   $          -   $          -
  Cancellation of loans from parent company on acquisition            $      115,000   $          -   $          -
  Value of shares issued in excess of cash acquired on
    acquisition of parent company                                     $       95,374   $          -   $          -
  Shares cancelled on termination of license                          $       30,163   $          -   $          -
===================================================================================================================

        See accompanying notes to the consolidated financial statements.

================================================================================
E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2002
(Unaudited)
================================================================================

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

The company has acquired, through its acquisition of Ziracom Digital Communications, Inc. ("Ziracom") (Note 3), video compression technology. The Alpha-Omega CODEC uses a set of proprietary algorithms to analyse a video signal and determine how best to apply its selection of compression techniques. The compression techniques utilized in Alpha-Omega include MPEG-Discrete Cosine
Transforms, Wavelet Transforms, Color Tables, Color Quantization, and Video Masking. The company has commenced its new planned principal operations and has generated revenues in the first three quarters of $60,000. This is revenue earned from the sale of a five (5) year license for a total consideration of $400,000. All funds were paid in January 2002.

The Company's consolidated financial statements for the period ended Sept 30, 2002, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $987,592 for the nine months ended Sept 30, 2002 and has a working capital deficiency of $1,380,794 and accumulated deficit of $6,452,583 at Sept 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon its ability to achieve capital through private placements and other types of venture fundings and through financing agreements with its clients. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the Company's operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue in business.

================================================================================
E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2002
(Unaudited)
================================================================================

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

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the company are as follows:

================================================================================
E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2002
(Unaudited)
================================================================================

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


================================================================================
3.   ACQUISITION

Pursuant to a Share Purchase Agreement entered into between the Company, Ziracom Digital Communications Inc, and its shareholders, the company agreed to purchase all of Ziracoms' outstanding common shares for 8,655,139 of the Company's common shares. This transaction closed on February 14, 2002.

Ziracom shareholders would have received additional shares should earnings before interest, taxes, depreciation and amortization exceed $500,000 for the period August 1, 2001 and August 31, 2002. This did not happen and no additional shares are due to the Ziracom shareholders.

As a result of this transaction, Ziracom became a subsidiary of e-VideoTV, Inc. The transaction has been accounted for by the purchase method with the company as the acquirer. The results of Ziracom's operations are included subsequent to its acquisition date.

================================================================================
E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2002
(Unaudited)
================================================================================

3.   ACQUISITION  (Continued)

Net identifiable assets acquired:


  Receivables                                   $   6,432
  Due from Ziracom Digital Communications Inc.     76,843
  Capital assets                                   25,724
  Software development costs                      670,086
  Payables and accruals                          (119,431)
  Deferred revenue                               (400,000)
                                                ----------

                                                $ 259,654
                                                ==========
Consideration

  8,655,139 common shares                       $ 259,654
                                                ==========

================================================================================

4.   NON-CURRENT  RECEIVABLES

As  at  Sept  30,  2002,  the  company  had advanced $80,500 (December 31, 2001:
$32,500) to companies that it is considering either acquiring or entering into a business relationship with. These loans bear no interest and have no set terms of repayment.

================================================================================

5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES         Sept 30   December 31
                                                       2002        2001
                                                     --------  ------------

Accrued management fees (Note 10)                    $237,500  $     70,000
Trade payables and accrued liabilities                386,597       163,341
                                                     --------  ------------
                                                     $624,097  $    233,341
                                                     ========  ============
================================================================================

6.  LOANS FROM RELATED PARTIES                            Sept 30   December 31
                                                            2002        2001
                                                          --------  ------------

Loans from directors with no specific terms of repayment $103,788 $ 78,713 Loans from shareholders bearing no interest, unsecured and repayable at $3,000 per month.  At Sept 30, 2002,
  the company's payments under this loan are 13 months
  in arrears                                                24,000        24,000
                                                          --------  ------------
                                                          $127,788  $    102,713
                                                          ========  ============

================================================================================
E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2002
(Unaudited)
================================================================================

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

================================================================================
E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2002
(Unaudited)
================================================================================

7.  CONVERTIBLE  DEBENTURES  (Continued)

The  following  table summarizes the activity in the debentures to September 30,
2002.
                                                  Convertible Debentures
                                         --------------------------------------
                                                                                  Deferred
                                          Original     Unamortized    Net Book     Issue
                                          Principal     Discounts      Value       Costs
                                         -----------  -------------  ----------  ----------
DURING THE YEAR ENDED DECEMBER 31,
2001
   Debentures issued on July 6, 2001     $1,000,000   $  1,000,000   $       -   $ 163,250
   Debentures converted to common stock     (65,354)       (59,251)     (6,103)     (9,673)
   Amortization of discounts                              (243,770)    243,770     (39,795)
                                         -----------  -------------  ----------  ----------
                                            934,646        696,979     237,667     113,782
Balance, December 31, 2001

DURING THE NINE MONTHS ENDED
   SEPTEMBER 30, 2002

Debentures converted to common stock        (61,403)       (45,789)    (15,614)     (6,434)
Amortization of discounts                         -       (332,969)    332,969     (52,106)
                                         -----------  -------------  ----------  ----------
Balance, Sept 30, 2002                   $  873,243   $    318,221   $ 555,022   $  55,242
                                         ===========  =============  ==========  ==========

The company has not made interest payments as required under the terms of the convertible debenture agreements. At Sept 30, 2002, $83,999 in interest on these convertible debentures has been accrued but is unpaid. Notwithstanding this technical default, the creditor has agreed not to demand repayment of the loan.

================================================================================

8.   CAPITAL  STOCK

AUTHORIZED  CAPITAL

100,000,000  shares  of  common  stock  with  a  par  value  of  $0.0001
  5,000,000  shares  of  preferred  stock  with  a  par  value  of  $0.0001

================================================================================
E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2002
(Unaudited)
================================================================================

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

                                             Sept 30      December 31
                                               2002          2001
                                           ------------  -------------

  NET LOSS:
  Actual net loss                          $  (987,592)  $ (2,756,522)
  Pro forma net loss                       $(1,025,592)  $ (3,300,362)
  LOSS PER SHARE:
  Actual net loss per share                $     (0.02)  $      (0.16)
  Pro forma net loss per share             $     (0.02)  $      (0.19)


The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the period ended Sept 30, 2002, assuming a risk-free interest rate of 4.88%, volatility of 2.16%, zero dividend yield, and an expected life of 5.00 years.

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

The company granted options to purchase 4,100,000 shares of the company's common stock to directors during the period ended Sept 30, 2002. There were no changes in the quarter ending Sept 30, 2002.

During the period ended Sept 30, 2002, the company granted 800,000 options to purchase shares to consultants and recognized expense related to these options of $16,000. The expense amount was determined by the fair value of the options issued calculated using the Black-Scholes model.

================================================================================
E-VIDEOTV, INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
September 30, 2002
(Unaudited)
================================================================================

8.   CAPITAL  STOCK  (Continued)

SHARES  ISSUABLE  UNDER  CONVERTIBLE  DEBENTURES

Based on an estimate of the company's share price at Sept 30, 2002, the terms of the company's convertible debenture (Note 7) would enable the debenture holder to exercise its conversion rights in the amount of approximately 88,000,000 common shares. There were no conversions in the quarter ending Sept 30, 2002.

================================================================================

9.   INCOME  TAXES

At Sept 30, 2002, the company had net operating losses carried forward of approximately $6,400,000 (December 31, 2001: $5,140,000) that may offset against future taxable income until 2020. The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses will be used before they expire.

================================================================================

10.  RELATED  PARTY  TRANSACTIONS

During  the  period  ending  Sept  30,  2002  consulting  fees of $60,000 (2001:
$249,000) have been accrued to other companies that employ current directors and officers of the company. Accrued liabilities at Sept 30, 2002 include $216,500 (2001: $70,000) of amounts due to officers, directors and former directors under management or consulting agreements.

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

================================================================================

12.  CONTINGENCY

On January 8, 2002, the company was served with a writ regarding allegations of intentional and negligent interference with business relationships. This writ was also served to Ziracom Digital Communications, Inc., and three of its directors. The plaintiffs in the lawsuit have claimed damages of approximately $2,000,000. Company's counsel has concluded that it is reasonably possible that an agreement on the amount of damages exigible will be met. A trial on related matters involving the plaintiffs recently completed and the jury ruled against the plaintiffs and awarded damages to the defendants The Company is not certain as to the status of the outstanding writ nor is it aware at this time whether or not the case will proceed. Accordingly, the amount of damages to be awarded (if any), is not determinable at this time and as such, no amounts have been recorded in these financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

During the quarter ending Sept 30,2002, the company continued development of its "Alpha -Omega" Video Compression CODEC including video conferencing and continued beta testing of its CODEC. The acquisition on February 14, 2002 was completed by issuance of 8,655,139 restricted common shares of the Company for 100% of the issued and outstanding shares of Ziracom. There will be no additional shares issued to Ziracom shareholders as original profit projections to August 31 2002 that could have resulted in additional shares being issued, were not achieved and the shares issued February 14, 2002 constitute full payment for 100% of the shares of Ziracom.

The "Alpha-Omega" Video Compression CODEC, owned by e-Video offers a powerful solution to users needing high compression rates while maintaining excellent video quality for video streaming applications, video file downloads, and video conferencing.

The development of the Alpha-Omega CODEC continues the company's focus on video compression technologies to electronically deliver video signals for remote video surveillance, education and entertainment, wireless hand-held computers, and video cell phones.

During the quarter ending Sept 30, 2002 the Company executed a contract for a non-exclusive Marketing Agreement with a company that has existing clients interested in the Alpha-Omega software. This Company is currently demonstrating the software technology with prospective customers.

The Alpha-Omega software has a number of proprietary techniques to perform video compression using an automated intelligent algorithm that selects in real- time the most efficient combinations of its internal compression methods for each scene and frame. The Alpha-Omega also incorporates additional proprietary methods to reduce image macro blocking in low bandwidth applications. The Alpha-Omega supports file formats of type ASF (streaming) and AVI (video files).

In January 2002, the Company completed a 5-year licensing agreement with a customer for $400,000. The Company received the entire $400,000 in January 2002, and has recognized $60,000 of this as revenue in its financial statements for the nine months ending Sept 30, 2002. The remaining funds received will be recognized over the remaining period of the license.

The Company intends to market the Alpha-Omega technology through non-exclusive Marketing Agreements similar to the one mentioned above and through its own in-house personnel.

The Company has relocated its head office to 2111 Wilson Blvd, Arlington Virginia, 22201, where key personnel will be located, including technical and marketing staff. An administration and marketing office will be maintained in Vancouver BC Canada. The Company has interested parties who are currently assessing the Alpha-Omega software. The applications for the Alpha-Omega include Internet video streaming, wireless video devices, video cell phones, cable & satellite television broadcasts, remote security devices, remote newsgathering, and downloading of movies. Both the encoder and decoder can be customized to be compatible with alternate platforms, custom solutions, and stand-alone solutions.

The Company will continue its research and development program to extend this technology to include handheld PDA devices, and fully intends to license the Alpha-Omega to semiconductor companies for embedding into their devices. This research will continue at its relocated head office.

The Company recognizes that it will require additional financing even though its Alpha-Omega software is now ready for market. Additional funding will be required for continued development of its Alpha-Omega software, doing product demonstrations, as well as general operating expenses for the Company. The Company acknowledges that it currently does not have sufficient funds to carry on its operation but management intends to seek financial assistance through private loans from existing directors, shareholders and outside parties although there can be no assurance that the Company will be able to secure this financial assistance. As well, the Company anticipates revenue from its technology in the last quarter of 2002 or early in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ending Sept 30 2002, the Company had revenue of $20,000, while the nine-month results show revenue of $60,000. This represents the first nine months of a five (5) year license agreement for a total of $400,000. These funds were all received in January 2002, but the revenue recognition is being recorded over the five-year life of the license. During the quarter ending Sept 30, 2002, the Company incurred losses of $319,142 vs. $617,556 for the quarter ending Sept 30 2001. For the nine months ended Sept 30, 2002, these losses amounted to $987,592 vs. $1,380,688 for the nine months ending Sept 30 2001. The losses for the nine-month period ending Sept 30 2002 include depreciation and amortization of $96,507 and amortization of debenture discount of $437,298. As these are not cash expenses, the actual cash loss was significantly lower. The Company has successfully reduced general and administrative expenses for the nine months ending Sept 30 2002. Management and consulting fees have been reduced to $243,000 to Sept 30 2002, compared to $444,634 for the nine months ending Sept 30 2001. General expenses such as travel, rent, professional fees, office and general corporate expenses amount to $203,971 for the nine months ending Sept 30 2002 compared to $393,496 for the nine months ending Sept 30 2001.

Operating expenses have been reduced significantly and will continue to decline as significant the marketing activities are being conducted by other parties on a revenue sharing basis.

The 8% convertible debenture closed on July 6 2001, with the Company receiving $1,000,000 less issue costs. Interest is payable quarterly and to date, this interest has accrued and not been paid. At Sept 30 2002, the accrued interest amounted to $83,999. This includes $17,883 in the quarter ending Sept 30 2002. The debenture is due June 6 2003. The unconverted balance of this debenture at Sept 30 2002 is $873,242. The Lender has provided a waiver re default on the outstanding interest. The debenture is convertible based on a conversion formula. In addition to the debenture, the fund received 666,666 warrants to purchase additional shares in the Company. These warrants have an exercise price of approximately $0.40 per share. The Company is in discussions with the Lender regarding the debt and both parties are actively working towards a mutually satisfactory option to the ultimate repayment of this debt.

     The floating conversion price for the convertible debentures is the lesser of (i) 80% of the average of the three lowest closing bid prices of the common stock for the twenty (20) trading days prior to the closing date, or (ii) 80% of the average of the three lowest closing bid prices of the common stock for the sixty (60) trading days prior to the conversion date, as defined in the convert-ible debenture. The maximum number of shares of common stock that the subscriber or group of affiliated subscribers may own after conversion at any given time is 4.99%. In connection with the financing, the company entered into certain covenants including, but not limited to, the following: (i) the company may not redeem the convertible debentures without the consent of the holder; (ii) the company will pay to certain finders a cash fee of ten percent (10%) of the principal amount of the convertible debentures for location of the financings;
(iii) the company has agreed to incur certain penalties for untimely delivery of the shares.

     The Company further recognizes that its development schedule will be delayed unless additional capital required is available when needed. The Company anticipates revenue from licensing of its Alpha-Omega software either in the last quarter of 2002 or early in the first quarter of 2003. In addition to this, the Company is exploring loans from private investors, and additional loans from directors and/or existing shareholders although there can be no assurance that these loans will be successfully obtained. In the event that the Company is not able to obtain these loans it will be unable to fund its operations.

Inflation has not been a factor during the quarter ending Sept 30 2002.

                                    PART  II

                                OTHER  INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS.

On January 8 2002, the company was served with a writ regarding allegations of intentional and negligent interference with business relationships. This writ was also served to Ziracom Digital Communications, Inc. and three of its directors. The Company feels the complaint is without merit and will defend its position vigorously should the complaint proceed. The plaintiffs in the lawsuit with e-Video have claimed damages of approximately $2,000,000. The amount of damages to be awarded (if any) however, is not determinable at this time and as such, no amounts have been recorded in these financial statements

A trial was completed recently on a complaint with defendants who are also defendants in the litigation that the Company has been named in. While the Company was not a party to this litigation, this case was somewhat similar and the jury in this case awarded damages of $3,000,000 to the defendants. The plaintiffs are the same people regarding the Ziracom, e-Video lawsuit and it is unknown whether they intend to try to appeal the jury decision nor is it known if they will proceed with the action filed against the Company.



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

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits.

None.

(b)  Reports  on  Form  8-K.

None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                   E-VIDEOTV,  INC.

Date     November , 2002                   By       /s/  Robert  G.  Dinning
         -----------------                 -------------------------------------
                                           Robert  G.  Dinning
                                           Chairman  and Chief Financial Officer


Date     November  , 2002                   By       /s/  Gianfranco  Fiorio
         -----------------                 -------------------------------------
                                           Gianfranco  Fiorio
                                           Chief  Executive  Officer

  Certification of Principal Financial Officer Regarding Facts and Circumstances
                        Relating to Exchange Act Filings


I, Robert G. Dinning, certify that:

     1. I have read this quarterly report on Form 10-QSB of e-VideoTV, Inc.;

     2. To my knowledge, the information in this report is true in all important respects as of September 30, 2002; and

     3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of September 30, 2002.

     4. I:
          (a) am responsible for establishing and maintaining internal controls;
          (b) have designed such internal controls to ensure that material information relating to the company is made known to me by others within the company, particularly during the period in which the periodic reports are being prepared;
          (c) have evaluated the effectiveness of the issuer's internal controls as of a date within 90 days prior to the report; and
          (d) have presented in the report my conclusions about the effectiveness of their internal controls based on my evaluation as of that date;

     5. I have disclosed to the company's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize, and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     For purposes of this certification, information is "important to a reasonable investor" if:

          (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and
          (b) The report would be misleading to a reasonable investor if the information is omitted from the report.

BY:   /s/ Robert G. Dinning                          Subscribed and sworn to
      -----------------------------------            before me this 14 day of
      Robert G. Dinning, Chairman and C.F.O.         November, 2002
      (Principal Executive Officer)

DATE: November 14, 2002
      ------------------                             /s/  Ann Croudy
                                                     -------------------------
                                                     Notary Public

                                                     My Commission Expires:
                                                     Comm #1264893 - Riverside
                                                     County California