Form 10KSB
period 2002-12-31
E VIDEOTV INC/DE
filed 2003-03-31
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB
     (Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002
                                     -------------------


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


                2111 Wilson Blvd, Ste#700 Arlington VA 22201
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

State issuer's revenues for its most recent fiscal year.   $80,000
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

         $325,539             As of          March 4, 2002
   -------------------------         -----------------------------

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes          No  n/a
         ---          ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date: 32,553,881 As of March 11, 2003


                       DOCUMENTS INCORPORATED BY REFERENCE

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

The current business objective is to develop, deploy, acquire and license technologies related to Video Compression and the electronic delivery of videos. The Company intends to pursue opportunities where customers want high quality video while maintaining low data rate consumption.

The Company believes that a growth opportunity exists for the delivery of video content over wireless connectivity. This includes video cell phones, wireless PDA's (Personal Digital Assistants), other wireless hand held devices, wireless computer networks, and remote video surveillance. Bandwidth limitations, on a per user basis, in these wireless networks typically require efficient digital video compression technologies.

In February 2002, the Company completed the acquisition of Ziracom Digital Communications Inc. Ziracom developed a video compression technology known as "Alpha-Omega" vs 3.3 that was marketable but was lacking some features demanded by the market. Thus the Company committed to further development funds for additional features such as multiple video conferencing. These additional features were not completed at December 31, 2002 but have been completed in the first quarter of 2003. This video compression technology offers several advantages for video transmission in the entertainment, Internet and wireless industries. Ziracom had been developing video compression technologies targeted at bandwidth-restrained applications. This video compression technology is currently being expanded to incorporate features applicable to low and medium bandwidth wired and wireless connectivity.

The Alpha-Omega software has numerous proprietary techniques for performing video compression, which include using an automated intelligent algorithm that selects in real time the most efficient combinations of its internal compression methods for each scene and frame. The Alpha-Omega also incorporates additional proprietary methods to reduce image macro blocking in low bandwidth applications. The Alpha-Omega supports file formats of type ASF (streaming) and AVI (video files).

The Company initially marketed its Alpha-Omega version 3.3 and completed a sale for $400,000 for a 5-year license. After the acquisition, the Company focused on development of its version 4.0 which incorporated multiple video conferencing. The balance of the year was devoted to completion of this next generation of Alpha-Omega and beta testing commenced in the first quarter of 2003.

The Company intends to market its Alpha-Omega technology through non-exclusive Marketing Agreements. In September, 2002, the Company entered into its first non-exclusive Marketing Agreement with a company in Western Canada. This company has clientele interested in video compression and its related features.

The  Company  intends  to  enter  into  additional  marketing  arrangements.

During the fiscal year, the Company moved its corporate offices from Scottsdale to Arlington Virginia. During 2003, it intends to consolidate its marketing and development functions into this office entity.

At the present time, the Company is in the development stage, and has sold only one license to date. This license sale was for $400,000 for a 5-year license. To date, this is the only sale of the Alpha-Omega compression technology. The Company has no employees other than officers of the Company and contracts for services such as technology development and marketing. The Company intends to expand its work force in 2003 as it endeavors to market its
4.3  version  of  the  Alpha-Omega.

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


COMPETITION

Other companies that provide certain forms of video compression software technology includes Microsoft, Real Networks, Apple Computer, Sorenson, etc. The majority of these have been designed to provide video solutions over the Internet and require the use of a powerful Personal Computer platform to receive and play the video content.

Since these compression products available from the major competitors tend to require large computer resources most are not readily adaptable to applications like wireless cell phones. Also, some of these products are not adaptable to other hand-held devices for similar reasons.

Although the Company also utilizes the Internet and PC platforms for testing and demonstration, and has products available for this environment, the Company is working to also target its technology for deployment in smaller platforms such as wireless PDA's, video cell phones, etc. The Company believes this will give it the technological edge to enter these markets more quickly than larger competitors. The Company also plans to maintain a market edge by offering to create customized versions as needed by large commercial customers.

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

The Company believes that a growth opportunity exists for delivering video signals to other handheld wireless devices such as PDA's and other hand-held computers. The screen displays tend to be larger than those on video cell phones and users may be more apt to watch video content such as news, instructional videos, or corporate communications videos.

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

The Company plans to explore patent opportunities. While the company wishes to also acquire rights to existing patents, it should be noted that it currently does not have the cash resources to make such patent acquisitions. Nonetheless, the Company will continue to pursue opportunities in video compression technology and will continue to seek out financial assistance either by loans or equity.


RISK FACTORS

An investment in stock of the Company is highly speculative, involves a high degree of risk, and should not be made by any person who cannot afford the loss of the entire investment. The following factors should be considered carefully in evaluating the Company and its business.

Lack of Prior Operations and Experience

The Company is a development stage company, has no revenues from operations and, except for the services of its officers and directors and the cash on hand, has no other significant tangible assets. Accordingly, there can be no assurance that the Company will operate at a profitable level. The Company's proposed business involves selling software and licensing technology related to video compression and to the electronic delivery of videos. Future development and operating results will depend on many factors, including the initial sales, sign up of customers and licensees, the demand for the Company's technology, price sensitivity, and the Company's ability to develop markets and control costs. In addition, the Company's future prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the video communications industry, which is characterized by intense competition, rapid technological change, significant regulation and significant consolidation of ownership.

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

Additional Financing Required - Dilution to Present Shareholders

The Company does not currently have sufficient funds to reach full market penetration of its technology and generate significant sales income and be competitive in the industry. The Company's capital requirements will depend on a variety of factors, including the signing up of customers, the time involved to achieve significant sign ups, the development of additional product features, the acquisition of further licenses, patents, and other technologies and market acceptance of and demand for its technologies. The timing and amount of such capital requirements cannot be accurately predicted. There is no assurance that additional funds will be available from any source when needed by the Company. If additional funds are not available, the Company may not be able to continue in business.

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

Stock Options

The Company has approved a stock option plan that sets aside 7,500,000 of the company's common stock for issuance upon the exercise of stock options. During the year, the following stock options were granted:

Date of Issue                                Effective Date  Expiry  Date
-------------                                --------------  ------------
Jan 23, 2002   Robert Dinning     1,000,000  Mar 15, 2002    Mar 15, 2007
Jan 23, 2002   Harvey Nickerson   1,000,000  Mar 15, 2002    Mar 15, 2007
Jan 23, 2002   Gianfranco Fiorio    750,000  Mar 15, 2002    Mar 15, 2007
Jan 23, 2002   Peter Wilson         600,000  Mar 15, 2002    Mar 15, 2007
Mar 15, 2002   Rod Gunn             750,000  Mar 15, 2002    Mar 15, 2007
Jan 7, 2002    Andrew Saska         400,000  Jan 7, 2002     Jan 31, 2003
Jan 7, 2002    Matt Lincoln         200,000  Jan 7, 2002     Jan 31, 2003
Jan 7, 2002    Thom McPhadden       200,000  Jan 7, 2002     Jan 31, 2003
                                  ---------
Sub-total                         4,900,000
                                  ---------

The options issued to Rod Gunn have been cancelled. Mr. Gunn resigned July 25, 2002 and did not exercise his options within the prescribed time period. The options issued to Saska, Lincoln, and McPhadden expired Oct 31, 2002 per their agreement.

The directors approved a resolution terminating all remaining options outstanding as listed above.-. This included an option to a former consultant, Mr. Wilson, for 600,000 as well as the options for 2,750,000 granted to the three directors during the year.

Options in the amount of 669,000 had been approved in the previous year for consulting services rendered. These options were subject to cancellation 90 days after termination of services, if not exercised. None were exercised and said options totaling 669,000 have been cancelled.

As at December 31, 2002, there were no options outstanding, and none have been granted to date in 2003.

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

Control by Principal Shareholders.

The Company's officers, directors and principal shareholders own approximately 40% of the Company's outstanding common stock. The Company's officers and directors will therefore be able to influence the election of the Company's
Directors  and  thereby  direct  the  Company's  policies  and  affairs.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company does not currently own any material amount of property or equipment.

ITEM 3.   LEGAL PROCEEDINGS.

The Company was named in a lawsuit pertaining to Ziracom and three of its former Directors in January 2002. This lawsuit was without merit and was vigorously defended. e-VideoTV, Inc was named even though it was not even a shareholder at the time of the allegations.

A trial was completed in late summer of 2002 on a complaint with defendants who are also defendants in the litigation that the Company has been named in. While the Company was not a party to this litigation, this case was somewhat similar and the jury in this case awarded damages of $3,000,000 to the defendants. The plaintiffs are the same people regarding the Ziracom, e-Video lawsuit. The plaintiffs on Feb 20, 2003 filed a motion of dismissal against e-VideoTV Inc and all other defendants in their action. As a result, there is no further action and the matter is closed.

A claim has been made against the company regarding a sublease agreement for office space in Scottsdale, Arizona. The total amount claimed is $39,505, of which $31,614 has been accrued by the company. Management intends to reach a settlement with the other company.

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

Quarter ended       High Bid      Low Bid                  High Bid  Low Bid
------------------  ---------     -------                  --------  -------

March 31, 2002      $    0.026    $ 0.023   March 31,2001  $   0.65  $0.69
June 30, 2002       $    0.0001   $ 0.0001  June 30, 2001  $   0.84  $0.61
September 30, 2002  $    0.0001   $ 0.0001  Sept 30, 2001  $   0.40  $0.33
December 31, 2002   $    0.01     $ 0.01    Dec 31, 2001   $   0.06  $0.05

As of March 11, 2003, there were approximately 425 holders of record of the Company's common stock.

The Company has not paid, and, in the foreseeable future, the Company does not intend to pay, any dividends.

ITEM 6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATION.

The primary business of the Company is to develop, design, deploy, and acquire license technologies related to video compression over wired and wireless networks. The Company has developed its "Alpha-Omega" Video Compression CODEC which focuses on video compression, technologies to electronically deliver video signals for remote video surveillance, education and entertainment, wireless hand-held computers and video cell phones.

The Company moved in this direction after determining in the summer of 2001 that the analog copy protection used in home movie devices and set-top boxes for video received in Faster Than Real Time (FTRT) was faced with delays that made it difficult to justify the annual cost of the license with Macrovision Corp and its ongoing related costs. To this end, it negotiated a return of the license to Macrovision who in turn returned for cancellation the 502,713 shares issued in 2000.

The Alpha-Omega software possesses several proprietary techniques allowing for video compression using an automated intelligent algorithm that selects in real time the most efficient combinations of its internal compression methods for each scene and frame. It also incorporates additional proprietary methods to reduce image macro blocking in low bandwidth applications. The Alpha-Omega CODEC supports file formats of type ASF (streaming) and AVI (video files).

In February 2002, the Company completed the acquisition of Ziracom Digital Communications Inc when it issued 8,655,138 restricted common shares for 100% of the outstanding shares of Ziracom.

The Company intends to market its CODEC through its own marketing personnel as well as with independent Marketing Companies on a non-exclusive basis.

The entire fiscal year was devoted to continued development of its CODEC. This CODEC includes multiple video conferencing. As a result of this, the Company had no revenues on its current version of the CODEC. The Company did have revenue during the year as a result of the sale of a previous version of the CODEC. This was sold for total consideration of $400,000 and included a five- year license. Accordingly, the Company recognized $80,000 in revenue for the year even though the entire $400,000 was received.

During the fiscal year ending December 31, 2002, the Company also raised funds by way of loans from officers and directors, and loans from other parties.
During the year, two directors loaned the Company $52,500 and $19,500 respectively. One director is also owed approximately $45,000 re expenses incurred on behalf of the Company. There are no terms of repayment on these loans nor is there any interest being paid for the loans from Directors.

Also during the year, in addition to the director advances, the Company negotiated loans in the amount of $56,600 from five separate parties. $49,000 of these loans are for a one-year period, bear interest at the rate of 8% per annum and are convertible into common shares at the rate of $0.05 per share. The balance of the $56,600 in loans ($7,600) was received from shareholders. These loans bear no interest and have no set terms of repayment. These funds were used to continue the development of the Alpha-Omega Video Compression CODEC.

The Company is committed to continuing development of video compression CODEC technology in the next 12 months as it feels video content for wireless and wired applications is the market direction. These wireless applications include video cell phones, wireless computer networks, remote video surveillance, and wireless PDA's. Bandwidth limitations require efficient video compression technologies and Ziracom technology is applicable for both high and low bandwidth applications.

In the year ending December 31, 2003, the Company estimates it will require funding for: Continued development of its alpha omega video compression as well as marketing costs to market its technology. The majority of these funds should be generated internally as marketing efforts accelerate re the CODEC version
4.3. The Company also intends to strengthen its technical and marketing personnel.

The Company further recognizes that its development schedule will be delayed unless additional capital required is available when needed. The Company acknowledges that it currently does not have sufficient capital to continue its operation. The Company will continue to raise capital by way of loans and private placements as required.

As a result of the convertible debenture outstanding, conversions during the year resulted in the issuance of 5,501,000 common shares, all issued under an SB2 filed in August 2001. This issuance, plus the issuance of 8,655,138 re the acquisition of Ziracom Digital Communications Inc. increased the issued common shares to 32,553,881. The Convertible debenture outstanding at December 31, 2002 amounted to $871,910. In addition to this, accrued interest amounted to $120,067. This debenture is repayable in full in July, 2003.

The Company realigned its management team with the appointment of Gianfranco Fiorio as President and CEO effective February 1, 2002. Mr. Fiorio resides in Arlington Virginia, and brings a wealth of marketing and management skills to the Company.

Mr. Robert Dinning was appointed interim CEO after the resignation of Mr. Charles Weber in September 2001 and retained that position until Mr. Fiorio was appointed February 1, 2002. Mr. Dinning will continue in his other roles as Chairman and CFO. Mr. Harvey Nickerson has resigned as Chief Technology Officer in August, 2002 but continues as a member of the Board of Directors. Any technical and other services required are done so through consulting agreements. There are no employees of the Company other than the officers.

Inflation has not been a factor during the year ending December 31, 2002.

Controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Financial Officer, and Chief Executive Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chairman and Chief Financial Officer and the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 7.   FINANCIAL STATEMENTS

The following financial statements are included in this Annual Report on Form 10-KSB:


                                                                     PAGE #

Report  of  the  Independent  Auditors                                   14

Consolidated Balance Sheets as at December 31, 2002 and
2001                                                                     15

Consolidated  Statements  of  Operations  for  the
cumulative  period  from  inception,  March 5, 1999, to
December 31, 2002 and the years ended December 31, 2002 and 2001         16

Consolidated  Statements  of  Cash  Flows  for  the
cumulative  period  from  inception,  March 5, 1999, to
December 31, 2002 and the years ended December 31, 2002 and
2001                                                                     17

Consolidated Statement of Shareholders' Equity from
inception, March 5, 1999, to December 31, 2002                           18


Notes to the Consolidated Financial Statements                        19-30

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


No disagreements.

                                    PART  III

ITEM 9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

The directors and executive officers of the Company are:

Name               Age        Position         Director Since
-----------------  ---  --------------------  ----------------
Robert Dinning      63  Chairman and Chief
                        Financial Officer     June 22, 1999
Gianfranco Fiorio   52  CEO, President
and Director                                  February 1, 2002

Harvey Nickerson    45  Director              April 1, 2000

ROBERT DINNING has been a director of the Company since June 1999 and an officer of the Company since January 2000. On August 30, 2001, Mr. Dinning was appointed Chairman, President and CEO of the Company, following the resignation of Mr. Charles Weber. Mr. Dinning held all these positions until Feb 1, 2002, when Gianfranco Fiorio was appointed a director, President and CEO. Mr. Dinning is a Chartered Accountant, who has been a Business and Financial Management Consultant since 1977. He has provided management and financial advice to clients (both public and private companies) in the software technology, resource, hospitality and retail industries since 1977. In the past five years, positions held include; Chief Financial Officer and Director of First American Scientific Corp. from October 1995 to June 1999. He is currently a Director of Apolo Gold Inc. Prior to 1977 Mr. Dinning was CFO and Secretary of a large national public broadcasting company in Canada.

GIANFRANCO FIORIO was appointed a director, President and CEO on February 1, 2002. Mr. Fiorio is a self-employed financial consultant, who specializes in management of trusts, and is a financial consultant to high net worth clients. In addition to this area, he has consulted for numerous companies in sales and general management matters. Mr. Fiorio resides in Arlington Virginia, and assists the Company in marketing of the technology primarily in Eastern USA. Mr. Fiorio is a lifelong resident of the Washington D.C. Area.

HARVEY NICKERSON has been a director of the Company since April 2000. Mr. Nickerson was formerly chief technology officer of the Company and now consults when required in areas of architecture, technical direction and development of the Company's products. Prior to becoming a director of e-Video, Mr. Nickerson had an 18-year career in the technology, semiconductor and cable TV industry. After success as a design engineer, his career has expanded to include executive management, business planning, international product marketing, and technology licensing. Mr. Nickerson has two degrees in Electrical Engineering and currently resides in San Diego, Cal.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(e) during the year ended December 31, 1999 and Forms 5 furnished to the registrant, or written representations from reporting persons that no Form 5 is required to be filed, with respect to the year ended December 31, 1999, -All required filings re form 3, 4 and 5 have been carried out by the directors and officers of the Company at Dec 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table on discloses all compensation received by the Company's Officers and Directors.

     Compensation                   Annual  Compensation                 Long-Term
---------------------      ------------------------------------     -------------------

Name and                                                 Other               Securities
All Other                                               Annual   Restricted  Underlying
Principal                                               Compen-    Stock      Options/
LTIP-                       Year    Payment     Bonus   sation     Awards      SAR's
Position
Payouts
Robert G. Dinning           2002  $  Nil (1)      0         0           0           0
Director - June 21,                               0         0           0           0
1999. CFO/Sec since Jan
31,2000Chairman & CEO
Aug 31,2001 to Feb 1,
2002.Currently Chairman
and CFO.

Gianfranco Fiorio           2002     Nil (2)      0         0           0           0
Director - Feb 1, 2002
CEO - Feb 1, 2002                                 0         0           0           0

Harvey Nickerson            2002  $  10,000 (3)   0         0           0           0
CTO since Jan31, 2000                             0         0           0           0
Secretary Sept 1, 2001
Director April 1,
2000.

(1) Compensation of $120,000 has been accrued for the year but has not been paid.

(2) Compensation of $120,000 has been accrued for the year but has not been paid.

(3) The sum of $10,000 has been paid and the amount of $20,000 has been accrued but not paid.

The Company  has  employment  agreements  with  Dinning  and  Fiorio.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows the ownership of the Company's common stock by the Company's officers and directors and by those persons known by the Company to be the beneficial owner of more than 5% of the Company's common stock. Unless otherwise indicated all shares are owned of record.

                                                   Amount Owned
                                                   and nature of  Percent of
Name and Address of Beneficial Owner                 ownership       Class
---------------------------------------  --------  -------------  -----------

Robert G. Dinning, Director,                            3,745,344   11.50%
Chairman, and Chief Financial Officer.   Indirect         309,615    0.95%
#1458- 409 Granville St Vancouver, BC,
Canada V6C 1T2

Gianfranco Fiorio, Director                                     0     0.0%
CEO, Feb 1, 2002
2600 North Nelson St
Arlington Virginia 22207

Harvey Nickerson, Director,                             2,777,672     9.43%
11326 Village Ridge Rd                   Indirect         246,154     0.84%
San Diego CA. 92131

Directors and Executive Officers as a
group (3 persons)                                       7,078,785     21.74%

There are no arrangements known to the Company, which may result in a change in control of the Company.

Options  have  been  granted  to  the  following  officers  and  directors:

                    Date Granted
Name               and Exercisable  No. of Shares/     Price     Expiration Date
-----------------  ---------------  --------------  -----------  ---------------
There are no options outstanding at December 31, 2002. None have been issued to date in 2003.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


There are no related transactions.

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

E-VIDEOTV,  INC.

Date:     March  27,  2002          By:
     ---------------------------        ---------------------------
                                        Robert  G.  Dinning
                                        Director,  Chairman  and Chief Financial
                                        Officer

     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated


Date:     March  27,  2002
     ---------------------------        ---------------------------
                                        Gianfranco  Fiorio
                                        Director  and  CEO


Date:     March  27,  2002
     ---------------------------        ---------------------------
                                        Harvey  Nickerson
                                        Director

                              E-VIDEOTV, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED
                              FINANCIAL STATEMENTS
                              (EXPRESSED IN U.S. DOLLARS)
                              DECEMBER 31, 2002 AND 2001

CONTENTS


                                                                            PAGE
                                                                            ----

Independent  Auditors'  Report  on  the  Consolidated Financial Statements     1

Consolidated  Balance  Sheets                                                  2

Consolidated  Statements  of  Operations                                       3

Consolidated  Statements  of  Cash  Flows                                      4

Consolidated  Statement  of  Stockholders'  Equity                           5-6

Notes  to  the  Consolidated  Financial  Statements                         7-17

      INDEPENDENT AUDITORS' REPORT ON THE CONSOLIDATED FINANCIAL STATEMENTS


To  the  Shareholders  of
e-VideoTV,  Inc.
   (A  Development  Stage  Company)


We have audited the consolidated balance sheets of e-VideoTV, Inc. (A Development Stage Company) as at December 31, 2002 and 2001 and the statements of operations, cash flows and stockholders' equity for the years then ended and for the period from March 5, 1999 (inception) to December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the period from March 5, 1999 (inception) to December 31, 2002 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has no established source of revenue, has a significant working capital deficiency, and is dependent on its ability to raise substantial amounts of equity funds. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                        /s/GRANT  THORNTON  LLP
Vancouver,  Canada
March  14,  2003                          Chartered  Accountants

===========================================================================================

E-VIDEOTV, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Expressed  in  U.S.  Dollars)


                                                                 December 31   December 31
                                                                        2002          2001
===========================================================================================
ASSETS
Current
  Cash                                                           $    20,189   $         -
  Prepaid expenses                                                         -         4,225
                                                                 ------------  ------------
                                                                      20,189         4,225
Non-current receivables (Note 4)                                           -        32,500
Computer equipment (net of accumulated depreciation of $45,789
  (2001:  $22,398))                                                   25,861        21,097
Software development costs (Note 5)                                        -             -
Advances to Ziracom Digital Communications, Inc. (Note 6)                  -       269,744
Debt issue costs (Note 9)                                             34,364       113,782
                                                                 ------------  ------------

                                                                 $    80,414   $   441,348
                                                                 ============  ============

===========================================================================================

LIABILITIES
Current
  Accounts payable and accrued liabilities (Note 7)              $   792,849   $   233,341
  Loans payable (Note 8)                                             199,076       202,852
  Convertible debentures (Note 9)                                    681,993       237,667
                                                                 ------------  ------------

                                                                   1,673,918       673,860
Deferred revenue                                                     320,000             -
                                                                 ------------  ------------

                                                                   1,993,918       673,860
                                                                 ------------  ------------

SHAREHOLDERS' DEFICIENCY
Capital stock (Note 10)
  Authorized:
    100,000,000  shares of common stock, $0.0001 par value
       5,000,000  shares of preferred stock, $0.0001 par value
  Issued and outstanding:
     32,553,881 (2001:  18,397,743) common shares                      3,255         1,840
    Additional paid-in capital                                     5,503,730     5,151,439
    Share subscriptions                                               79,200        79,200
                                                                 ------------  ------------

                                                                   5,586,185     5,232,479
Deficit accumulated during the development stage                  (7,499,689)   (5,464,991)
                                                                 ------------  ------------

                                                                 (1,913,504)     (232,512)
                                                                 ------------  ------------

                                                                 $    80,414   $   441,348
                                                                 ============  ============

===========================================================================================

Continuance  of  operations  (Note  1)
Contingency  (Note  14)

        See accompanying notes to the consolidated financial statements.

==========================================================================================================

E-VIDEOTV, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed  in  U.S.  Dollars)


                                                                 Cumulative           Year           Year
                                                              March 5, 1999          Ended          Ended
                                                             to December 31    December 31    December 31
                                                                      2002            2002           2001
==========================================================================================================
Revenue                                                     $        80,000   $     80,000   $          -
                                                            ----------------  -------------  -------------

General and administrative expenses
  Bad debts                                                          80,500         80,500              -
  Compensation expense for stock options                            420,583         28,000              -
  Corporate promotion                                               283,607         23,488         98,914
  Depreciation and amortization                                     796,723        170,553        318,568
  General corporate expenses                                        198,496         23,097         38,288
  Interest expense                                                1,064,645        673,628        391,017
  Management and consulting fees                                  1,460,728        268,990        451,833
  Office expenses                                                   239,481         50,820         73,521
  Professional fees                                                 442,714         95,517         98,826
  Rent                                                              175,549         40,817         57,143
  Royalties                                                         250,000              -        250,000
  Software development                                              117,275         95,275         22,000
  Travel                                                            219,402         39,588         64,826
                                                            ----------------  -------------  -------------

                                                                  5,749,703      1,590,273      1,864,936
                                                            ----------------  -------------  -------------

Loss before undernoted                                           (5,669,703)    (1,510,273)    (1,864,936)

Write-off of distribution rights and software development
  costs (Note 5)                                                 (1,841,360)      (524,425)      (892,904)

Interest income                                                      11,374              -          1,318
                                                            ----------------  -------------  -------------

Net loss                                                    $    (7,499,689)  $ (2,034,698)  $ (2,756,522)
                                                            ================  =============  =============

Weighted average number of common shares
  Outstanding                                                                   29,640,891     17,180,666
                                                                              =============  =============

Net loss per share, basic and diluted                                         $      (0.07)  $      (0.16)
                                                                              =============  =============

==========================================================================================================

        See accompanying notes to the consolidated financial statements.

====================================================================================================================

E-VIDEOTV,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Expressed  in  U.S.  Dollars)


                                                                           Cumulative            Year           Year
                                                                        March 5, 1999           Ended          Ended
                                                                       to December 31     December 31    December 31
                                                                                 2002            2002           2001
====================================================================================================================
CASH DERIVED FROM (APPLIED TO)

  OPERATING
    Net loss for period                                               $    (7,499,689)  $ (2,034,698)  $ (2,756,522)
    Deferred revenue                                                          (80,000)       (80,000)             -
    Bad debts                                                                  80,500         80,500              -
    Compensation expense for stock options                                    420,583         28,000              -
    Write-off of distribution rights and software development costs         1,841,360        524,425        892,904
    Depreciation and amortization                                             806,657        170,553        318,568
    Amortization of debenture discount                                        937,841        585,351        352,490
    Debenture interest paid in shares                                           5,720          4,445          1,275
    Management fee paid in shares                                             238,000              -        238,000
    Subscription of shares for services                                        25,200              -         25,200
    Change in non-cash operating capital
      Receivables and prepaids                                                 19,036         10,657          4,951
      Payables and accruals                                                   695,188        440,077       (207,808)
                                                                      ----------------  -------------  -------------
                                                                           (2,509,604)      (270,690)    (1,130,942)
                                                                      ----------------  -------------  -------------

  FINANCING
    Proceeds from issuance and subscription of common shares                1,538,101              -        444,500
    Convertible debentures issued                                           1,000,000              -      1,000,000
    Convertible debenture issue costs                                        (163,250)             -       (163,250)
    Advances on loans payable                                                 391,050        128,698        163,352
    Repayments of loans payable                                              (132,474)      (132,474)             -
    Cash acquired on acquisition of parent company                          1,001,481              -              -
    Loans from parent company prior to acquisition                            115,000              -              -
                                                                      ----------------  -------------  -------------
                                                                            3,749,908         (3,776)     1,444,602
                                                                      ----------------  -------------  -------------
  INVESTING
    Advances to Ziracom Digital Communications, Inc.                           76,843        346,587       (269,744)
    Non-current receivables                                                   (80,500)       (48,000)       (32,500)
    Computer equipment                                                        (47,427)        (3,932)       (13,692)
    Distribution rights                                                      (300,000)             -              -
    License                                                                  (445,000)             -              -
    Software development                                                     (424,031)             -              -
                                                                      ----------------  -------------  -------------
                                                                           (1,220,115)       294,655       (315,936)
                                                                      ----------------  -------------  -------------
Net increase (decrease) in cash                                                20,189         20,189         (2,276)
Cash, beginning of period                                                           -              -          2,276
                                                                      ----------------  -------------  -------------
Cash, end of period                                                   $        20,189   $     20,189   $          -
                                                                      ================  =============  =============

NON-CASH ACTIVITIES NOT INCLUDED IN CASH FLOWS
  Shares issued on conversion of debentures                           $       126,962   $     61,607   $     65,355
  Debenture interest paid in shares                                   $         5,720   $      4,445   $      1,275
  Shares issued to pay management fees                                $       238,000   $          -   $    238,000
  Shares issued to settle loan from related party                     $        59,500   $          -   $     59,500
  Shares subscribed for services and to settle trade payables         $        79,200   $          -   $     79,200
  Shares cancelled on termination of license                          $        30,163   $          -   $     30,163
  Shares issued to acquire license                                    $       791,773   $          -   $          -
  Compensation expense for stock options                              $       420,583   $     28,000   $          -
  Cancellation of loans from parent company on acquisition            $       115,000   $          -   $          -
  Value of shares issued in excess of cash acquired on                                                 $
    acquisition of parent company                                     $        95,374   $          -              -

====================================================================================================================

        See accompanying notes to the consolidated financial statements.

=====================================================================================================================

E-VIDEOTV, INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
(Expressed  in  U.S.  Dollars)
Inception,  March  5,  1999  to  December  31,  2002
=====================================================================================================================

                                                          Additional                                            Total
                                      Number       Par       Paid-in             Share                  Stockholders'
                                   of Shares     Value       Capital     Subscriptions       Deficit           Equity
                                  ------------  -------  ------------  ---------------  ------------  ---------------
Issuance of shares for cash on
  incorporation                             1   $    1   $         -   $            -   $         -   $            1
Adjustment for change in share
  structure resulting from
  acquisition of e-Video
  U.S.A., Inc.                      6,623,015      661          (661)               -             -                -
Shares outstanding at date of
  acquisition of e-Video
  U.S.A., Inc., previously
  issued for cash, net of issue
  costs                             8,965,343      897     1,095,958                -             -        1,096,855
Net loss, inception to
  December 31, 1999                         -        -             -                -      (478,037)        (478,037)
                                  ------------  -------  ------------  ---------------  ------------  ---------------

Balance, December 31, 1999         15,588,359    1,559     1,095,297                -      (478,037)         618,819

Issuance of shares for cash           666,000       67     1,048,533                -             -        1,048,600
Issuance of shares to acquire
  copy protection license             502,713       50       791,723                -             -          791,773
Share subscriptions received                -        -             -           45,000             -           45,000
Compensation expense for
  stock options                             -        -       392,583                -             -          392,583
Net loss, year ended
  December 31, 2000                         -        -             -                -    (2,230,432)      (2,230,432)
                                  ------------  -------  ------------  ---------------  ------------  ---------------

Balance, December 31, 2000         16,757,072    1,676     3,328,136           45,000    (2,708,469)         666,343

Share subscriptions received                -        -             -           54,000             -           54,000
Issuance of shares for
  subscriptions                        45,000        4        44,996          (45,000)            -                -
Units issued for cash                 588,000       59       443,941                -             -          444,000
Issuance of shares to pay
  management fees                     915,384       92       237,908                -             -          238,000
Issuance of shares on exercise
  of   stock options                    1,000        -           500                -             -              500
Issuance of shares in
  settlement of loan from
  related party                       119,000       12        59,488                -             -           59,500
Subscription of shares for
  services                                  -        -             -           25,200             -           25,200
Value of warrants issued as
  part of debentures (Note 9)               -        -       486,600                -             -          486,600
Beneficial conversion feature
  of debentures (Note 9)                    -        -       513,400                -             -          513,400
Issuance of shares on
  conversion of debentures
  and interest                        475,000       47        66,583                -             -           66,630
Shares cancelled on
  termination of copy
  protection license (Note 5)        (502,713)     (50)      (30,113)               -             -          (30,163)
Net loss, year ended
  December 31, 2001                         -        -             -                -    (2,756,522)      (2,756,522)
                                  ------------  -------  ------------  ---------------  ------------  ---------------

Balance, December 31, 2001        $18,397,743   $1,840   $ 5,151,439   $       79,200   $(5,464,991)  $     (232,512)

=====================================================================================================================

        See accompanying notes to the consolidated financial statements.

==============================================================================================================

E-VIDEOTV, INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
(Expressed  in  U.S.  Dollars)
Inception,  March  5,  1999  to  December  31,  2002
==============================================================================================================

                                                     Additional                                          Total
                                   Number     Par       Paid-in           Share                  Stockholders'
                                of Shares   Value       Capital   Subscriptions       Deficit           Equity
                                ----------  ------  -----------  --------------  ------------  ---------------
Balance carried forward         18,397,743  $1,840    5,151,439  $       79,200  $(5,464,991)  $     (232,512)

Shares issued to acquire
  Ziracom Digital
  Communications Inc.
  (Note 3)                       8,655,138     865      258,789               -            -          259,654

Compensation expense for
  stock options                          -       -       28,000               -            -           28,000

Issuance of shares on
  conversion of debenture and
  interest                       5,501,000     550       65,502               -            -           66,052

Net loss, year ended
  December 31, 2002                      -       -            -               -   (2,034,698)      (2,034,698)
                                ----------  ------  -----------  --------------  ------------  ---------------

Balance, December 31, 2002      32,553,881  $3,255  $ 5,503,730  $       79,200  $(7,499,689)  $   (1,913,504)
                                ==========  ======  ===========  ==============  ============  ===============

==============================================================================================================

        See accompanying notes to the consolidated financial statements.

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
December  31,  2002  and  2001
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

In November 2001, the company changed its operational focus from the licensing of FTRT video on demand service to focus on the acquisition of technologies, especially in the field of video compression, and sell these technologies to interested parties and/or enter into reseller agreements. The company has sold its exclusive license rights in the U.S.A. for analog copy protection for video transmissions received in FTRT back to Macrovision Corporation (Note 5).

In 2002, the company acquired (through its acquisition of Ziracom Digital Communications, Inc. ("Ziracom") (Note 3)), the Alpha-Omega video compression technology.

These financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes that the company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The company's continued existence is dependent upon its ability to raise additional capital and to ultimately achieve profitable operations. It is management's intention to obtain financing to fund the continued development of the Alpha-Omega compression technology as well as the acquisition of related technologies.

If the going concern assumptions were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported expenses and the balance sheet classifications used.

================================================================================

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

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
December  31,  2002  and  2001
================================================================================

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

SOFTWARE  DEVELOPMENT  COSTS

In accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the company has capitalized certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is considered to have occurred upon completion of a detailed program design which has been confirmed by documenting and tracing the detail program design to product specifications and has been reviewed for high-risk development issues, or to the extent a detailed program design is not pursued, upon completion of a working model that has been confirmed by testing to be consistent with the product design. Amortization is provided based on the greater of the ratios that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or the straight line method over the estimated useful life of the product commencing upon technological feasibility. The estimated useful life for the straight-line method is determined to be five years.

Management regularly reviews the carrying value of its software development costs to assess whether or not there has been an impairment in its carrying value. When the carrying values of these assets exceed their estimated net recoverable amounts, an impairment provision is recorded (see Note 5).

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

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
December  31,  2002  and  2001
================================================================================

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

                                       December 31     December 31
                                              2002            2001
                                      -------------  -------------
  NET LOSS:
  Actual net loss                     $ (2,034,698)  $ (2,756,522)
  Pro forma stock based compensation       (70,000)      (543,840)
                                      -------------  -------------
  Pro forma net loss                  $ (2,104,698)  $ (3,300,362)
                                      =============  =============

  LOSS PER SHARE:
  Actual net loss per share           $      (0.07)  $      (0.16)
  Pro forma net loss per share        $      (0.07)  $      (0.19)

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the year ended December 31, 2002, assuming a risk-free interest rate of 4.88%, volatility of 2.05%, zero dividend yield, and an expected life of 5.89 years.

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

STOCK  ISSUED  FOR  NON-CASH  CONSIDERATION

Stock issued for non-cash consideration is recorded at the fair value of the stock issued.

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
December  31,  2002  and  2001
================================================================================

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

RECENT  ACCOUNTING  PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock-Based Compensation:" (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the company beginning with the company's quarter ended March 31, 2003. The company has no current intention to change its policy of accounting for stock -based compensation.

In  November  2002,  the  FASB  issued  FASB  Interpretation  No. 45 ("FIN 45"),
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The disclosure requirements of FIN 45 were effective for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

Management's preliminary assessment of these recent pronouncements is that they will not have a material impact on the company's financial position or results of operations.

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
December  31,  2002  and  2001
================================================================================

3.   ACQUISITION

Pursuant to a Share Purchase Agreement entered into between the company, Ziracom Digital Communications Inc., and its shareholders, the company agreed to purchase all of Ziracom's outstanding common shares for 8,655,138 of the company's common shares. Ziracom shareholders were to receive additional shares if earnings before interest, taxes, depreciation and amortization exceeded $500,000 for the period August 1, 2001 to August 31, 2002. As Ziracom did not exceed the required milestone during the period from August 1, 2001 to August 31, 2002, no such additional shares are issuable.

As a result of this transaction, Ziracom became a subsidiary of e-VideoTV, Inc. The transaction has been accounted for by the purchase method with the company as the acquirer. The results of Ziracom's operations are included subsequent to its acquisition date on February 14, 2002.

NET  IDENTIFIABLE  ASSETS  ACQUIRED

  Receivables                                       $  83,275
  Capital  assets                                      25,724
  Software  development  costs                        635,667
  Payables  and  accruals                             (85,012)
  Deferred  revenue                                  (400,000)
                                                    ----------

                                                    $ 259,654
                                                    ==========
CONSIDERATION
  8,655,138  common  shares                         $ 259,654
                                                    ==========

If the acquisition of Ziracom had occurred at the beginning of the fiscal year 2002, the company's net loss would have increased by $5,521. If the acquisition had occurred at the beginning of the previous fiscal year, the company's net loss would have increased by approximately $1,100,000.

================================================================================

4.   NON-CURRENT  RECEIVABLES

During 2001, the company advanced $32,500 to companies that it was considering either acquiring or entering into a business relationship with. During 2002, the company advanced a further $48,000 to other such companies.

As it became unlikely that the company would proceed with these business relationships, these loans were written off as a bad debt. These loans bore no interest and had no set terms of repayment.

================================================================================

5.   SOFTWARE  DEVELOPMENT  COSTS

Through its acquisition of Ziracom, the company acquired the Alpha-Omega video compression technology. The company is currently developing this technology and marketing the product in the U.S. and internationally. The net capitalized costs related to the company's Alpha-Omega technology have been written off in consideration of the continuing losses experienced by the company and the uncertainty as to future generation of revenues from the technology.

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
December  31,  2002  and  2001
================================================================================

5.   SOFTWARE  DEVELOPMENT  COSTS  (Continued)

OTHER  INTANGIBLE  ASSETS

In 1999, the company paid $300,000 to a company controlled by an officer and director for the right to distribute video movies electronically in the United States in accordance with a system developed by that officer and director. At the time, that company had an option to acquire an exclusive license from an unrelated corporation (Macrovision Corporation) to use certain technology which prevents a video from being copied on to a video cassette tape or other unauthorized device. The rights to the technology are limited to the electronic distribution of videos in the United States by means that transmit the video in FTRT for subsequent playback and viewing at normal speed.

During 2000, the company paid the optionor $415,000 to maintain and exercise the option and to acquire the license. In addition to the cash consideration, the company issued 502,713 shares valued at $791,773 to the licensor, which represents 3% of the company's outstanding common shares, and agreed to issue the licensor 3 additional shares for each 97 shares the company subsequently issues to third parties.

As of November 30, 2001, the company terminated its license agreement with Macrovision. In exchange for the company and Macrovision terminating all rights and obligations under their licensing agreement, Macrovision returned the 502,713 shares in the company issued under the agreement. The return of these shares has been recorded at their fair value on the date that they were returned.

The net capitalized costs related to the company's distribution rights and the foregoing license agreement were written off in the year ended December 31, 2001.

================================================================================

6.   ADVANCES  TO  ZIRACOM  DIGITAL  COMMUNICATIONS,  INC.

The  advances  to  Ziracom were unsecured and non-interest bearing until October
31, 2001 at which time they became due. In 2002, the company acquired all of the issued and outstanding shares of Ziracom Digital Communications, Inc. ("Ziracom") (Note 3).

================================================================================

7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES     December 31    December 31
                                                        2002           2001
                                                 ------------  ------------

Trade payables                                   $    320,281  $    110,259
Accrued liabilities                                    33,501        16,551
Accrued management fees (Note 12)                     319,000        70,000
Interest payable                                      120,067        36,531
                                                 ------------  ------------

                                                 $    792,849  $    233,341
                                                 ============  ============

================================================================================

E-VIDEOTV, INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
December  31,  2002  and  2001
================================================================================

8.  LOANS PAYABLE                                                    December 31   December 31
                                                                            2002         2001
                                                                    ------------  ------------
Loans from directors and former directors bearing no interest
  with no specific terms of repayment                               $    118,476  $     78,713
Loan from a shareholder bearing no interest, unsecured and
  repayable at $3,000 per month.  At December 31, 2002
  the company's payments under this loan are sixteen months
  in arrears                                                              24,000        24,000
Loan from shareholders bearing no interest and with no
  specific terms of repayment                                              7,600             -
Other loans received from unrelated individuals.  These loans bear interest at 8% and are due for repayment on
  November 22, 2003.  Should the loans not be repaid by
  November 22, 2003, the holders have the option of converting into the company's common shares at the rate of $0.05 per share.
  The aggregate number of shares that could be issued
  upon the conversion of these loans is 980,000 shares                    49,000             -
Bridge loan facility provided by an unrelated party.
  The loan bore interest at 12% per annum, was unsecured
  and was repaid January 7, 2002                                               -       100,139
                                                                    ------------  ------------

                                                                    $    199,076  $    202,852
                                                                    ============  ============

================================================================================

9.   CONVERTIBLE  DEBENTURES

On July 6, 2001, the company received $1,000,000 from the sale of convertible debentures and warrants to purchase up to 666,666 shares of the company's common stock (Note 10). The principal on the debentures is due June 6, 2003 and interest at 8% per annum on the debenture principal outstanding is payable quarterly. The debentures and any unpaid and accrued interest may be converted at the option of the holder into common shares of the company. The conversion price per share is the lesser of $0.4747 and 80% of the average of the three lowest closing prices of the common shares on the principal market where the shares trade for sixty trading days prior to conversion.

The company may redeem the convertible debentures on five days notice by paying the holders 190% of the principal outstanding plus accrued interest. Upon receiving the repayment notice, the debenture holders have the option of converting the debentures to common shares within five days.

The company has determined the fair value of the warrants to be $486,600, using the Black Scholes option-pricing model. This warrant value is reflected as additional paid-in capital and as a discount to the debenture principal.

The debentures contain a "beneficial conversion" feature as the fair value of the underlying stock was greater than the fair value of the debenture at the date of issuance. The value of the beneficial conversion feature has been calculated as $513,400, which has been recognized as additional paid-in capital and a discount to the debenture principal.

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
December  31,  2002  and  2001
================================================================================

9.   CONVERTIBLE  DEBENTURES  (Continued)

The discounts to the debenture principal are amortized over the life of the debentures as interest expense. Any unamortized discounts related to debentures converted to common stock are written off as interest expense at the conversion date.

The company incurred $163,250 in commissions and expenses related to the issuance of the debentures which has been recognized as a deferred cost to be amortized by the interest method over the term of the debt. Any unamortized issue costs related to debentures converted to common stock are written off as interest expense at the conversion date.

The following table summarizes the activity in the debentures during the two year period ended December 31, 2002.

                                              Convertible Debentures
                                      --------------------------------------
                                                                               Deferred
                                        Original     Unamortized    Net Book      Issue
                                       Principal       Discounts       Value      Costs
                                      -----------  -------------  ----------  ---------
Debentures issued on July 6, 2001     $1,000,000   $  1,000,000   $       -   $163,250
Debentures converted to common stock     (65,354)       (59,251)     (6,103)    (9,673)
Amortization of discounts                      -       (243,770)    243,770    (39,795)
                                      -----------  -------------  ----------  ---------

Balance, December 31, 2001               934,646        696,979     237,667    113,782

Debentures converted to common stock     (62,736)       (46,782)    (15,954)    (7,637)
Amortization of discounts                      -       (460,280)    460,280    (71,781)
                                      -----------  -------------  ----------  ---------

Balance, December 31, 2002            $  871,910   $    189,917   $ 681,993   $ 34,364
                                      ===========  =============  ==========  =========

The company has not made interest payments as required under the terms of the convertible debenture agreements. At December 31, 2002, $120,067 (2001:
$36,531) of interest on these convertible debentures has been accrued but is unpaid. Notwithstanding this technical default, the creditor has agreed not to demand repayment of the loan.

================================================================================

10.  CAPITAL  STOCK

STOCK  OPTIONS

The company's directors resolved to create a stock option plan that sets aside 7,500,000 shares of the company's common stock for issuance upon the exercise of stock options that may be granted to directors, employees and consultants.

The company granted options to purchase 3,500,000 shares of the company's common stock to directors during the year ended December 31, 2002.

During 2002, the company granted 1,400,000 options to purchase shares to non-employees and recognized expense related to these options of $28,000. The expense amount was determined by the fair value of the options issued calculated using the Black-Scholes model.

On  December  30,  2002,  the  company  cancelled  all  outstanding  options.

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
December  31,  2002  and  2001
================================================================================

10.  CAPITAL  STOCK  (Continued)

A summary of the status of the company's options as at December 31, 2002 and changes during the year ended December 31, 2002 is presented below:

Options  granted
                                                                    Weighted
                                                     Exercise        Average
                                                        Price       Exercise
                                                    Per Share          Price         Shares
                                                  ------------  -------------  ------------
  Granted at fair market value                    $       0.10  $       0.10     4,900,000
                                                                               ============

  Options outstanding at December 31, 2002                                               -
                                                                               ============

  Options exercisable at December 31, 2002                                               -
                                                                               ============

  Weighted average fair value of options granted
    during the year                                                            $      0.02
                                                                               ============

Changes during the year ended
                                                                 December 31   December 31
                                                                        2002          2001
                                                                 -----------   ------------
Balance, beginning of year                                         3,269,000     1,070,000
Granted                                                            4,900,000     3,600,000
Expired                                                             (800,000)            -
Cancelled                                                         (7,369,000)   (1,400,000)
Exercised                                                                  -        (1,000)
                                                                 -----------   ------------

Balance, end of year                                                       -     3,269,000
                                                                 ===========  =============

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
December  31,  2002  and  2001
================================================================================

10.  CAPITAL  STOCK  (Continued)

WARRANTS

The following warrants to purchase shares of common stock were issued during the year ended December 31, 2001 and are outstanding:

   Number of
shares issuable
  on exercise    exercise price per share          expiry date       particulars of issuance
------------------------------------------------------------------------------------------------

    588,000      $0.30 until March 15, 2002        March 15, 2003  issued in connection with the
                 and $0.50 after then                             issuance of shares for cash

    666,666      the lesser of $0.4747 and        July 6, 2006    issued in connection with the
                 80% of the average of the                        issuance of the convertible
                 three lowest closing prices of                   debentures (Note 9)
                 the common shares on the
                 principal market where the
                 shares trade for the sixty
                 trading days prior to exercise

SHARE  SUBSCRIPTIONS
                                                          December 31, 2002  December 31, 2001
                                                          -----------------  -----------------
                                                           Number   Amount   Number   Amount
                                                           -------  -------  -------  -------
Shares to be issued in settlement of
  trade payables to be issued                              180,000   $54,000  180,000  $54,000

Subscription of shares to be issued for services rendered   84,000   25,200   84,000   25,200
                                                           -------  -------  -------  -------

                                                           264,000  $79,200  264,000  $79,200
                                                           =======  =======  =======  =======

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
December  31,  2002  and  2001
================================================================================

10.  CAPITAL  STOCK  (Continued)

SHARES  ISSUABLE  UNDER  CONVERTIBLE  DEBENTURES

Based on an estimate of the company's share price at December 31, 2002, the terms of the company's convertible debenture (Note 9) would enable the debenture holder to exercise its conversion rights to acquire approximately 23,400,000 common shares. During 2001, the company registered 10,190,476 common shares for conversion under this convertible debenture.

================================================================================

11.  INCOME  TAXES

At December 31, 2002, the company had net operating losses carried forward of approximately $7,160,000 (December 31, 2001: $5,140,000) that may offset against future taxable income until 2021. The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses will be used before they expire.

================================================================================

12.  RELATED  PARTY  TRANSACTIONS

Consulting and management fees of $257,000 (2001: $264,300) have been paid to companies that employ current and former directors and officers of the company. Software development costs include $20,000 (2001: $22,000) paid to directors or former directors. Accrued liabilities at December 31, 2002 include $319,000 (2001: $70,000) of amounts due to related parties under management or consulting agreements. Accounts payable at December 31, 2002 include $45,093 (2001: $Nil) advanced to the company by directors.

================================================================================

13.  SUBSEQUENT  EVENT

In the period from February 26, 2003 to March 7, 2003 the company obtained $36,900 in loans from unrelated parties. These loans bear interest at 8% and are repayable within one year or can be converted into common shares of the company at the rate of $0.05 per share.

================================================================================

14.  CONTINGENCY

A claim has been made against the company regarding a sublease agreement for commercial office space in Scottsdale, Arizona. The total amount claimed is $39,505. Included in accounts payable is $31,614 relating to this rent due. Management intends to reach a settlement with the other company.