Form 10QSB
period 2003-03-31
E VIDEOTV INC/DE
filed 2003-05-15
CIK 1050279

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                   FORM 10-QSB
     (Mark  One)


[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the three months ending March 31, 2003
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date: 32,553,881 as at May 9, 2003.
     Transitional Small Business Disclosure Format (check one):

Yes           No   X
    ---           ---

                                E-VIDEOTV, INC.
                                  FORM 10-QSB
                  FOR THE QUARTER (3 Months) ENDED March 31,2003

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



                                     PART I
                              FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS.

The following financial statements are included as part of this quarterly report:

Unaudited Consolidated Balance Sheet at March 31, 2003 and December 31, 2002. Unaudited Consolidated Statement of Operations for the period from inception, March 5, 1999, to March 31, 2003, and the three months ended March 31, 2003 and 2002.

Unaudited Consolidated Statement of Cash Flows for the period from inception, March 5, 1999, to March 31, 2003, and the three months ended March 31, 2003 and 2002.

Notes to the Unaudited Consolidated Financial Statements . . . . . . . . . . . .

============================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  BALANCE  SHEETS
(Expressed  in  U.S.  Dollars)

                                                                   March 31     December 31
                                                                     2003          2002
--------------------------------------------------------------------------------------------
                                                                 (unaudited)
ASSETS
Current
   Cash                                                               12,792         20,189

Computer equipment (net of accumulated depreciation of $63,006
 (2002:  $58,106))                                                    20,961         25,861

Debt issue costs (Note 6)                                             16,064         34,364
                                                                 ------------  -------------

                                                                 $    49,817   $     80,414
                                                                 ============  =============
--------------------------------------------------------------------------------------------
LIABILITIES
Current
 Accounts payable and accrued liabilities (Note 4)               $   835,407   $    792,849
 Loans payable (note 5)                                              225,976        199,076
 Convertible debentures (Note 6)                                     794,096        681,993
                                                                 ------------  -------------

                                                                   1,855,479      1,673,918

Non-current deferred revenue                                         300,000        320,000
                                                                 ------------  -------------
                                                                   2,155,479      1,993,918
                                                                 ------------  -------------
SHAREHOLDERS' DEFICIENCY
Capital stock (Note 7)
 Issued and outstanding:
 32,553,881 (2002:  32,553,881) common shares                          3,255          3,255
 Additional paid-in capital                                        5,503,730      5,503,730
 Share subscriptions                                                  79,200         79,200
                                                                 ------------  -------------

                                                                   5,586,185      5,586,185
Deficit accumulated during the development stage                  (7,691,847)    (7,499,689)
                                                                 ------------  -------------
                                                                  (2,105,662)    (1,913,504)
                                                                 ------------  -------------

                                                                 $    49,817   $     80,414
                                                                 ============  =============
--------------------------------------------------------------------------------------------

Continuance  of  operations  (Note  1)


        See accompanying notes to the consolidated financial statements.

=====================================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Expressed  in  U.S.  Dollars)


                                                             Cumulative      Quarter       Quarter
                                                            March5, 1999      Ended         Ended
                                                            to March 31      March 31      March 31
                                                                2003           2003          2002
-----------------------------------------------------------------------------------------------------
Revenue                                                    $     100,000   $    20,000   $    20,000
                                                           --------------  ------------  ------------

General and administrative expenses
 Bad debts                                                        80,500             -             -
 Compensation expense for stock options                          420,583             -        16,000
 Corporate promotion                                             283,953           346        18,415
 Depreciation and amortization                                   801,623         4,900        20,600
 General corporate expenses                                      198,496             -        10,228
 Interest expense                                              1,229,598       164,953       196,613
 Management and consulting services                            1,470,728        10,000        53,287
 Office expenses                                                 244,610         5,129        19,120
 Professional fees                                               453,659        10,945        21,634
 Rent                                                            176,251           702        17,751
 Royalties                                                       250,000             -             -
 Software development                                            130,775        13,500             -
 Travel                                                          221,085         1,683        10,759
                                                           --------------  ------------  ------------

                                                               5,961,861       212,158       384,407
                                                           --------------  ------------  ------------

Loss before undernoted                                        (5,861,861)     (192,158)     (364,407)
                                                           --------------  ------------  ------------

Write-off of distribution rights and software development
 costs                                                        (1,841,360)            -             -

Interest income                                                   11,374             -             -
                                                           --------------  ------------  ------------

                                                              (1,829,986)     (192,158)     (364,407)
                                                           --------------  ------------  ------------

Net loss                                                   $  (7,691,847)  $  (192,158)  $  (364,407)
                                                           ==============  ============  ============

Weighted average number of common shares
 Outstanding                                                                32,553,881    24,108,557
                                                                           ============  ============

Net loss per share, basic and diluted                                            (0.01)        (0.02)
                                                                           ============  ============
-----------------------------------------------------------------------------------------------------


        See accompanying notes to the consolidated financial statements.

================================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
CONSOLIDATED  STATEMENTS  OF  CASH FLOWS
(Expressed  in  U.S.  Dollars)

                                                           Cumulative      Quarter     Quarter
                                                          March 5, 1999     Ended       Ended
                                                           to March 31     March 31    March 31
                                                              2003           2003        2002
------------------------------------------------------------------------------------------------
CASH DERIVED FROM (APPLIED TO)

  OPERATING
    Net loss for period                                  $   (7,691,847)  $(192,158)  $(364,407)
    Deferred revenue                                           (100,000)    (20,000)    (20,000)
    Bad debts                                                    80,500           -           -
    Compensation expense for stock options                      420,583           -      16,000
    Write-off of distribution rights and software
      development costs                                       1,841,360           -           -
    Depreciation and amortization                               811,557       4,900      20,600
    Amortization of debenture discount                        1,068,244     130,403     177,727
    Debenture Interest paid in shares                             5,720           -       2,606
    Management fee paid in shares                               238,000           -           -
    Subscription of shares for services                          25,200           -           -
    Change in non-cash operating capital
      Receivables and prepaids                                   19,036           -       6,432
      Payables and accruals                                     737,746      42,558       3,821
                                                         ---------------  ----------  ----------
                                                             (2,543,901)    (34,297)   (157,221)
                                                         ---------------  ----------  ----------
   FINANCING

     Proceeds from issuance and subscription of
       common shares                                          1,538,101           -           -

     Convertible debentures issued                            1,000,000           -           -
     Convertible debenture issue costs                         (163,250)          -           -
     Advances on loans payable                                  417,950      26,900     (19,540)
     Repayments of loans payable                               (132,474)          -    (100,139)
     Cash acquired on acquisition of parent company           1,001,481           -           -
     Loans from parent company prior to acquisition             115,000           -           -
                                                         ---------------  ----------  ----------
                                                              3,776,808      26,900    (119,679)
                                                         ---------------  ----------  ----------
   INVESTING
   Advances to Ziracom Digital Communications, Inc.              76,843           -     346,587
     Non-current receivables                                    (80,500)          -     (52,300)
     Computer equipment                                         (47,427)          -      (5,847)
     Distribution rights                                       (300,000)          -           -
     License                                                   (445,000)          -           -
     Software development                                      (424,031)          -           -
                                                         ---------------  ----------  ----------
                                                             (1,220,115)          -     288,440
                                                         ---------------  ----------  ----------
Net increase (decrease) in cash                                  12,792      (7,397)     11,540
Cash, beginning of period                                             -      20,189           -
                                                         ---------------  ----------  ----------

Cash, end of period                                      $       12,792   $  12,792   $  11,540
                                                         ===============  ==========  ==========

NON-CASH ACTIVITIES NOT INCLUDED IN CASH FLOWS
  Shares issued to pay management fees                   $      238,000   $       -   $       -
  Shares issued on conversion of debentures              $      118,205   $       -   $  52,850
  Debenture interest paid in shares                      $        5,720   $       -   $   2,606
  Shares issued to settle loan from related party        $       59,500   $       -   $       -
  Shares subscribed to settle trade payables             $       54,000   $       -   $       -
  Shares cancelled on termination of license             $       30,163   $       -   $       -
  Shares issued to acquire license                       $      791,773   $       -   $       -
  Compensation expense for stock options                 $      420,583   $       -   $  16,000
  Cancellation of loans from parent company on
    acquisition                                          $      115,000   $       -   $       -
  Value of shares issued in excess of cash
    acquired on acquisition of parent company            $       95,374   $       -   $       -
  Shares issued to acquire Ziracom (Note 3)              $      259,654   $       -   $ 259,654

        See accompanying notes to the consolidated financial statements.

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2003
(Unaudited)
--------------------------------------------------------------------------------

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

The company had previously commenced its planned principal operations although it had not yet earned significant revenue. The company's previous operational focus was to secure licensing operators for its Faster-Than-Real-Time ("FTRT") video on demand service. To that end, management devoted substantially all of the company's resources to the identification and qualification of such potential licenses.

In November 2001, the company changed its operational focus from the licensing of FTRT video on demand service to focus on the acquisition of technologies, especially in the field of video compression, and sell these technologies to interested parties and/or enter into reseller agreements. The company has sold its exclusive license rights in the U.S.A. for analog copy protection for video transmissions received in FTRT back to Macrovision Corporation

The company acquired, through its acquisition of Ziracom Digital Communications, Inc. ("Ziracom") (Note 3), video compression technology. The Alpha-Omega CODEC uses a set of proprietary algorithms to analyse a video signal and determine how best to apply its selection of compression techniques. The compression techniques utilized in Alpha-Omega include MPEG-Discrete Cosine Transforms, Wavelet Transforms, Color Tables, Color Quantization, and Video Masking. The company has generated revenues in the first quarter of $20,000. This is revenue earned by Ziracom from the sale of a five (5) year license for a total consideration of $400,000. All funds were paid in January 2002.

The Company's consolidated financial statements for the period ended March 31, 2003, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a net loss of $192,158 for the three months ended March 31, 2003 and has a working capital deficiency of $1,842,687 and accumulated deficit of $7,691,847 at March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern which is dependent upon its ability to raise additional capital through private placements and other types of venture fundings and through financing agreements with its clients. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, or that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the Company's operating expenses. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue in business.

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2003
(Unaudited)
--------------------------------------------------------------------------------

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the company's annual consolidated financial statements and footnotes. For further information, refer to the consolidated financial statements and related footnotes for the years ended December 31, 2002 and 2001 included in the company's Annual Report on Form 10-KSB.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates

TRANSLATION OF FOREIGN CURRENCIES

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

FINANCIAL  INSTRUMENTS

The company has various financial instruments, including cash, receivables, accounts payable and accrued liabilities, loans from related and unrelated parties and convertible debentures. It was not practicable to determine the fair value of the loans from a related party or the convertible debenture. The carrying values of all other financial instruments approximates their fair values

SOFTWARE  DEVELOPMENT  COSTS

In accordance with Statement of Financial Accounting Standards (FAS) 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the company capitalizes certain computer software development costs upon the establishment of technological feasibility. Technological feasibility is

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2003
(Unaudited)

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

LOSS  PER  SHARE

The company follows Statement of Financial Accounting Standard No. 128, to calculate loss per share. Basic loss per share is computed using the weighted effect of all common shares issued and outstanding. Diluted loss per common share is computed giving effect to all potential dilutive options and warrants that were outstanding during the year. For all periods presented, all outstanding options and warrants were anti-dilutive.

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

                                                              March 31    March 31
                                                                  2003        2002
                                                            ----------  ----------
NET LOSS:
Actual net loss                                             $(192,158)  $(364,407)
Pro forma stock based compensation                                  -     (38,000)
                                                            ----------  ----------
Pro forma net loss                                          $(192,158)  $(402,407)
                                                            ==========  ==========

LOSS PER SHARE:
Actual net loss per share                                   $   (0.01)  $   (0.02)
Pro forma net loss per share                                $   (0.01)  $   (0.02)

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2003
(Unaudited)
--------------------------------------------------------------------------------

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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


3.   ACQUISITION

Pursuant to a Share Purchase Agreement entered into between the company, Ziracom Digital Communications Inc., and its shareholders, the company purchased all of Ziracom's outstanding common shares for 8,655,138 of the company's common shares. Ziracom became a subsidiary of e-VideoTV, Inc. following completion of the transaction on February 14, 2002. The transaction has been accounted for by the purchase method with the company as the acquirer. The results of Ziracom's operations are included subsequent to its acquisition date on February 14, 2002.


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
                                                   ==========

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2003
(Unaudited)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES     March 31  December 31
                                                     2003         2002
                                                ---------  -----------
Trade payables                                  $ 336,290  $   320,281
Accrued liabilities                                25,500       33,501
Interest payable (Note 6)                         154,617      120,067
Accrued management fees (Note 9)                  319,000      319,000
                                                ---------  -----------
                                                $ 835,407  $   792,849
                                                =========  ===========

--------------------------------------------------------------------------------

5.  LOANS PAYABLE                                 March 31  December 31
                                                      2003         2002
                                                 ---------  -----------
Loans from directors and former directors
with no specific terms of repayment              $ 118,476  $   118,476
Loan from a shareholder bearing no interest,
unsecured and repayable at $3,000 per month.
At March 31, 2003, this loan is nineteen
months in arrears.                                  24,000       24,000
Loan from shareholders bearing no interest
and with no terms of repayment                       7,600        7,600
Loans received from unrelated individuals.
These loans bear interest at 8% and are due
for repayment on November 22, 2003 for $49,000
and March 7, 2004 for $26,900. If these loans
are not repaid when due, the holders have the
option of conversion at prices of $0.05 and
$0.025 per share respectfully. The aggregate
number of shares that could be issued
upon conversion is 2,056,000.                       75,900       49,000
                                                 ---------  -----------

                                                 $ 225,976  $   199,076
                                                 ---------  -----------

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2003
(Unaudited)
--------------------------------------------------------------------------------

6.   CONVERTIBLE  DEBENTURES

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

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2003
(Unaudited)
--------------------------------------------------------------------------------

6.   CONVERTIBLE  DEBENTURES  (Continued)

The following table summarizes the activity in the debentures to March 31, 2003.

                                               Convertible Debentures
                                         -----------------------------------
                                                                                Deferred
                                           Original   Unamortized  Net Book        Issue
                                          Principal     Discounts     Value        Costs
                                         -----------  -----------  ---------  ----------
DURING THE YEAR ENDED DECEMBER 31
   2002

   Debentures issued on July 6, 2001     $1,000,000   $1,000,000   $      -   $ 163,250
   Debentures converted to common stock    (128,090)    (106,033)   (22,057)    (17,310)
   Amortization of discounts                            (704,050)   704,050    (111,576)

                                         -----------  -----------  ---------  ----------

Balance, December 31, 2002                  871,910      189,917    681,993      34,364

DURING THE THREE MONTHS ENDED MARCH
   31, 2003

Amortization of discounts                         -     (112,103)   112,103     (18,300)
                                         -----------  -----------  ---------  ----------

Balance, March 31, 2003                  $  871,910   $   77,814   $794,096   $  16,064
                                         ===========  ===========  =========  ==========


The company has not made interest payments as required under the terms of the convertible debenture agreements. At March 31, 2003, $154,617 in interest on these convertible debentures has been accrued but is unpaid. Notwithstanding this technical default, the creditor has agreed not to demand repayment of the loan.
--------------------------------------------------------------------------------

7.   CAPITAL  STOCK

AUTHORIZED  CAPITAL

100,000,000  shares  of  common  stock  with  a  par  value  of  $0.0001
  5,000,000  shares  of  preferred  stock  with  a  par  value  of  $0.0001

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2003
(Unaudited)
--------------------------------------------------------------------------------

7.   CAPITAL  STOCK  (Continued)

STOCK  OPTIONS

The company's directors have approved a stock option plan that sets aside 7,500,000 shares of the company's common stock for issuance upon the exercise of stock options that may be granted to directors, employees and consultants.

On December 30, 2002, the company cancelled all outstanding options and at March 31, 2003, there were no options outstanding.

WARRANTS

The following warrants to purchase shares of common stock were issued during the year ended December 31, 2001 and are outstanding:

   Number of
shares issuable
  on exercise    exercise price per share        expiry date      particulars of issuance
---------------  ------------------------------  ------------  ------------------------------
    666,666      the lesser of $0.4747 and       July 6, 2006  issued in connection with the
                 80% of the average of the                     issuance of the convertible
                 three lowest closing prices of                debentures (Note 9)
                 the common shares on the
                 principal market where the
                 shares trade for the sixty
                 trading days prior to exercise


SHARE  SUBSCRIPTIONS

                                           March 31, 2003   December 31, 2002
                                          ----------------  -----------------

                                          Number   Amount    Number   Amount
                                          -------  -------  --------  -------
Shares to be issued in settlement of
 trade payables                           180,000  $54,000   180,000  $54,000

Subscription of shares to be issued for
  services rendered                        84,000   25,200    84,000   25,200
                                          -------  -------  --------  -------

                                          264,000   79,200   264,000   79,200
                                          =======  =======  ========  =======

--------------------------------------------------------------------------------

================================================================================
E-VIDEOTV,  INC.
(A  Development  Stage  Company)
NOTES  TO  THE  CONSOLIDATED  FINANCIAL  STATEMENTS
(Expressed  in  U.S.  Dollars)
March  31,  2003
(Unaudited)
--------------------------------------------------------------------------------

7.   CAPITAL  STOCK  (Continued)

SHARES  ISSUABLE  UNDER  CONVERTIBLE  DEBENTURES

Based on an estimate of the company's share price at March 31, 2003, the terms of the company's convertible debenture (Note 6) would enable the debenture holder to exercise its conversion rights to acquire approximately 88,000,000 common shares.

--------------------------------------------------------------------------------

8.   INCOME  TAXES

At March 31, 2003, the company had net operating losses carried forward of approximately $7,352,000 (December 31, 2002: $7,160,000) that may offset against future taxable income until 2020. The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses will be used before they expire.

--------------------------------------------------------------------------------

9.   RELATED  PARTY  TRANSACTIONS

During the period ending March 31, 2003 no consulting fees were paid or accrued to officers or directors (2002: $32,500). Included in accounts payable and accrued liabilities is $424,205 (2002: $152,107) owing to directors or officers.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

The Company's prime undertaking is the development, design, and deployment of its "Alpha-Omega" video Compression technology used over wired and wireless networks. This video compression CODEC focuses on video compression allowing it to deliver video signals for remote video surveillance, education and entertainment, wireless hand-held computers and video cell phones.

The "Alpha-Omega" Video Compression CODEC offers a powerful solution to users needing high compression rates while maintaining excellent video quality for video streaming applications, video file downloads, and video conferencing.

During the quarter ending March 31,2003, the company focused on completion of the reflector, thus allowing for multiple video conferencing. The Company also continued to reduce its overhead and carefully controlled its limited financial resources in order to complete the technology. Expenses during the quarter ending March 31, 2003 were $212,158 vs. $384,407 in the quarter ending March 31, 2002. Included in this are non-cash items such as interest expense, $164,953, vs. $196,613 in March 31, 2002, and depreciation and amortization, being $4,900 in March 31, 2003 vs. $20,600 at March 31, 2002.

During the quarter ending March 31, 2003, the Company obtained private loans in the amount of $26,900. These loans are for a term of one year and carry provisions regarding conversion into common shares at $0.025 per share. These funds plus funds on hand at the beginning of the quarter, $20,000, allowed the Company to focus on completion of its video compression CODEC.

There were delays during the quarter on the completion but the Company is confident that marketing on the technology will commence by June or July 2003.

The Company intends to market the Alpha-Omega technology through non-exclusive Marketing Agreements and through its own in-house personnel. To date, the Company has executed one agreement with a marketing company but to date no software has been delivered.

The Company is currently beta testing the technology with certain parties who are assessing the Alpha-Omega software for their particular needs. The applications for the Alpha-Omega include Internet video streaming, wireless video devices, video cell phones, cable & satellite television broadcasts, remote security devices, remote newsgathering, and downloading of movies. Both the encoder and decoder can be customized to be compatible with alternate platforms, custom solutions, and stand-alone solutions. The Alpha-Omega supports file formats of type ASF (streaming) and AVI (video files). The Alpha-Omega software has a number of proprietary techniques to perform video compression using an automated intelligent algorithm that selects in real-time the most efficient combinations of its internal compression methods for each scene and frame. The Alpha-Omega also incorporates additional proprietary methods to reduce image macro blocking in low bandwidth applications

After completion of the reflector, the Company plans to continue its research and development program in order to extend the technology to include handheld
PDA devices, and fully intends to license the Alpha-Omega to semiconductor companies for embedding into their devices. This research will continue at its relocated head office in Arlington Virginia.

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

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ending March 31 2003, the Company had revenue of $20,000. This represents three months of a five (5) year license agreement for a total of $400,000 from an initial licensing sale in January 2002. Revenue recognition is spread over a 60- month period.

During the quarter ending March 31, 2003, the Company incurred losses of $192,158 vs. $364,407 for the quarter ending March 31 2002. The loss for March 31, 2003 included amortization of debenture discount and interest of $164,953, thus reducing actual cash expenses significantly for the quarter. The Company continues to reduce overhead and focus its limited financial resources on completion of the software.

During the quarter ending March 31, 2003, the Company obtained private loans in the amount of $26,900. These loans are for a one-year period and have the option of conversion into common shares at a price of $0.025 per share. These loans assisted in paying for research and development costs and sundry consulting fees.

In July 2001, the Company completed a $1,000,000 8% convertible debenture financing that is redeemable in June 2003. Interest is payable quarterly and to date, this interest has accrued and not been paid. At March 31 2003, the accrued interest amounted to $154,617.The debenture is due June 6 2003. The unconverted balance of the debenture at March 31 2003 is $871,910. The Lender has provided a waiver re default on the outstanding interest. The debenture is convertible based on a conversion formula. In addition to the debenture, the fund received 666,666 warrants to purchase additional shares in the Company. These warrants have an exercise price of approximately $0.40 per share. The Company is in discussions with the Lender regarding the debt and both parties are actively working towards a mutually satisfactory option regarding retirement of this debt.

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

The Company further recognizes that its development schedule will be delayed unless additional capital required is available when needed. The Company anticipates revenue from licensing of its Alpha-Omega software in the next three months. In addition to this, the Company is exploring loans from private investors, and additional loans from directors and/or existing shareholders although there can be no assurance that these loans will be successfully obtained. In the event that the Company is not able to obtain these loans it will be unable to fund its operations.

Inflation  has  not  been  a  factor  during  the  quarter ending March 31 2003.

                                    PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS.

     There are none at the present time.

ITEM 2.  CHANGES  IN  SECURITIES.

     There  are  no  changes  in  the  Company's  securities.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     There  have  been  no  defaults  upon  senior  securities.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted to a vote of security holders during the three months ended March 31, 2003.

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

Date     May 12, 2003                   By       /s/  Robert  G.  Dinning
         -----------------                 -------------------------------------
                                           Robert  G.  Dinning
                                           Chairman  and Chief Financial Officer


Date     May 12, 2003                   By       /s/  Gianfranco  Fiorio
         -----------------                 -------------------------------------
                                           Gianfranco  Fiorio
                                           Chief  Executive  Officer

   Certification of Principal Executive Officer and Principal Financial Officer
       Regarding Facts and Circumstances Relating to Exchange Act Filings


1.     I have read this quarterly report on Form 10-QSB of e-VideoTV, Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report.

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4.     I am:
(a) responsible for establishing and maintaining internal disclosure controls and procedures for the company;
(b) have designed such disclosure controls and procedures to ensure that material information relating to the company is made known to me by others within the company, particularly during the period in which the periodic reports are being prepared;
(c) have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the report; and
(d) have presented in the report my conclusions about the effectiveness of their disclosure controls and procedures based on my evaluation as of that date;

5. I have disclosed, based on our most recent evaluation to the company's auditors and the board of directors:

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

BY:   /s/ Robert Dinning                     Subscribed and sworn to
      -----------------------------------    before me this 15th day of
      Robert Dinning, Chairman and C.F.O.    May 2003
      (Principal Executive Officer) and
      (Principal Financial Officer)

DATE: May 15, 2003
      ------------------                     /s/
                                             -------------------------
                                                 Notary Public

                                                 My Commission Expires: